Form 10-K405
MARGATE INDUSTRIES INC
filed 1995-03-31
CIK 761198

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended   DECEMBER 31, 1994
                         ------------------------------------------------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the transition period from         N/A       to          N/A
                               -----------------    ---------------------------

Commission File Number            0-13817
                       ------------------------------------------------------

                       MARGATE INDUSTRIES, INC.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

          DELAWARE                                 84-8963939
------------------------------              ----------------------------
State or Other Jurisdiction of              (IRS EmployerIdentification
Incorporation or Organization                       Number)

            129 NORTH MAIN STREET, YALE, MICHIGAN  48097
-------------------------------------------------------------------------------
 (Address of Principal Executive Offices)   (Zip Code)

Registrant's Telephone Number, including area code  (810) 387-4300
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.005 PAR VALUE
                          -----------------------------
                                 Title of Class

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X       No
                                    ------        ------

At March 16, 1995, 4,659,614 shares of Common Stock , no par value, were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant on that date was approximately $6,804,231.

Documents incorporated by reference:  NONE

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                 Yes  X       No
                                    ------      ------

Page 1 of 64 pages                       Exhibits are indexed on page   23.
         ---                                                         ------

                                     PART I

ITEM 1.   BUSINESS

     (a) GENERAL DEVELOPMENT OF BUSINESS. Margate Industries, Inc. (the "Company"), was formed under the laws of the State of Delaware on April 4, 1984. The Company sold 4,000,000 Units, at $0.02 per Unit, for total proceeds of $80,000 in a public offering which closed in May of 1985. Each Unit consisted of one share of common stock of the Company and one Warrant to purchase an additional share of common stock. The Warrants expired by their terms unexercised.

     On November 17, 1986, the Company issued 12,515,580 shares of its $.001 par value common stock to the holders of 100% of the outstanding common stock of New Haven Foundry, Inc., ("NHF") in a merger transaction in which NHF became a wholly-owned subsidiary of the Company. The shares of common stock issued to the shareholders of NHF represented approximately 70% of the Company's common stock outstanding after the completion of the transaction. The shares of the Company's common stock issued to the shareholders of NHF were registered under the Securities Act of 1933, as amended, in a Registration Statement on Form S-4 (SEC File No. 33-5294), which was initially filed on April 29, 1986 and declared effective on October 8, 1987.

     During 1987, the Company established a wholly-owned subsidiary, Michigan Casting Corporation, ("MCC") which provides finishing services on castings manufactured by NHF and other foundries.

     In June of 1989, Brown City Casting Corporation ("BCCC"), a wholly-owned subsidiary, commenced operations to provide finishing services on castings produced by foundries in the Michigan area. In June, 1993, the Company moved its operations to Yale, Michigan and now conducts business under the name of Yale Industries. BCCC ceased all operations in Brown City, Michigan in
June, 1993.

     On July 19, 1990, the Company sold 55% of the common stock of NHF to Wesley Industries, Inc., ("Wesley"), a non-affiliated entity, for $1,589,000 consisting of $1,500,000 cash and an $89,000 five-year Promissory Note. Wesley is 50%-owned by Mr. Delbert W. Mullens, who was appointed a Director of the Company after the sale and 50%-owned by Ms. Lula Mullens. The promissory note called for interest at 2% over the prime rate, with no principal payments required until September, 1991. The Company extended the term of the note and payments will now begin in April, 1994. Upon repayment of the promissory note, Wesley has the right to purchase an additional 20% of the shares of NHF held by the Company for $800,000 or the then current book value, whichever is greater. Upon such purchase, the Company can require Mr. Mullens to purchase the remaining shares for $1,800,000 or the then current book value, whichever is greater.

     The terms of the sale also provided for an annual commission contract between NHF and the Company and between NHF and Wesley relating to sales in excess of $35,000,000 annually. The Company receives

$150,000 each year plus 3% on the difference between actual sales in excess of $35,000,000 but less than $40,000,000 plus 2% on actual sales that exceed $40,000,000. This commissions contract will be in effect for a period of not less than fifteen (15) years. Also, for a minimum period of fifteen (15) years, the Company and its subsidiaries will provide cleaning services on all castings produced by NHF on an exclusive basis, so long as the Company retains an ownership interest in NHF.

     Pursuant to the sale, Mr. Mullens was elected to the Company's Board of Directors. Conversely, the Company has representatives that account for forty five percent (45%) of the Directors/Voters on the NHF Board of Directors. In addition, Mr. Mullens is restricted from transferring his interest in NHF stock without the consent of the Company and also he has a first right of refusal to purchase the balance of the NHF common stock in the event the Company wishes to sell or transfer any of its remaining NHF stock.

     Pursuant to the agreement for the sale of NHF common stock, Mr. Mullens has the option to purchase 100,000 shares of the Company's common stock at $1.50 per share and an additional 100,000 shares at $2.50 per share upon purchase of the first 100,000 shares. Mr. Mullens' shares subject to option and the exercise price thereof were adjusted to reflect the reverse stock split described below.

     The Company sold its 55% interest in NHF to enhance its sales as Wesley was an approved minority supplier to the auto industry. For the fiscal year ended December 31, 1994 revenues at NHF have doubled from 1991. The transaction and sale of the 55% interest in NHF was approved by the Company's shareholders in June 1990.

     Effective June 21, 1993, the Company initiated operations at Yale, Michigan and relocated its corporate offices to that location. Yale Industries employs approximately ninety (90) workers at the facility, which provides specialized cleaning and testing of metal castings for foundries and machine shops.

     On January 12, 1994, pursuant to a vote at a Special Meeting of Shareholders, the Company approved a one for five reverse split of the outstanding shares of the Company and reduced the authorized shares of the Company from 50,000,000 to 25,000,000. Unless otherwise indicated, information in this Report reflects one for five reverse split of the Company's Common Stock effective in January, 1994.

     On February 1, 1995, the Company obtained forty percent (40%) interest in Complete Engineering Development Services, Inc. (CEDS).

     (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. The Company's activities are confined to the finishing and testing of grey iron castings for the automotive and other industries, hence the Company has no other industry segments other than as stated herein. See Financial Statements for additional information concerning the Company's business.

     (c)  NARRATIVE DESCRIPTION OF BUSINESS.

GENERAL

     The Company engages in the business of performing finishing operations on grey iron castings for the foundry industry and owns a minority interest in NHF, a foundry located in New Haven, Michigan that manufactures grey iron castings for the automotive industry. The following is a description of the Company's two wholly-owned subsidiaries and NHF.

     Michigan Casting Corporation ("MCC"), a Michigan corporation, is engaged in the business of performing finishing operations for the foundry industry. Such operations include the cleaning, grinding and testing of castings prior to shipment to the end purchaser. MCC commenced operations in June of 1987, and its facilities are currently located in Romeo, Michigan, approximately 15 miles from New Haven, Michigan where NHF's facilities are located. NHF uses the services of MCC for approximately 80% of the castings and cylinder heads they manufacture for Chrysler Corporation and others. The Company formed this subsidiary because a separate company and facility provided NHF, and other foundries, certain advantages over handling finishing functions in-house. Over the past several years, automobile manufacturers have begun to require that additional finishing work and water testing be done on castings prior to shipment. These requirements have increased the amount of time and labor spent on these services. Management has found that MCC, as a separate company devoted to these activities, has been able to handle these functions more cost effectively. In addition, since MCC is capable of providing these services to other customers as well as NHF, MCC together with Yale Industries generates additional revenues of approximately 40% of total revenues for the Company.

     Yale Industries is also engaged in the business of performing finishing operations on grey iron castings for the foundry industry. The Company believes there exists a significant potential for additional sales volume for finishing operations from non-affiliated foundries and from NHF as it continues to grow and diversify into the non-automotive industries.

     New Haven Foundry, a 45% owned subsidiary of the Company, is a manufacturer of grey iron castings for the North American automotive industry and is currently a supplier of cylinder heads, manifolds, bearing caps, flywheels, and transmission casings for Detroit-based car manufacturers. Its principal customers include the Chrysler Corporation and Detroit Diesel Corporation. Approximately 79% of NHF's total sales are to Chrysler Corporation to whom it is the only supplier of grey iron cylinder heads. Although NHF is presently attempting to expand its customer base, the loss of this customer could have a materially adverse effect on NHF and consequently the Company.

     Complete Engineering Development Services, Inc. ("CEDS") is a certified engineering firm which supplies off-site contract engineers for design and build services. CEDS began operations on October 1, 1993. Currently its services are used as a second tier supplier to the auto industry.

          (i) PRINCIPAL PRODUCTS PRODUCED AND SERVICE RENDERED AND PRINCIPAL MARKETS. The principal service rendered by the Company is the finishing, cleaning and testing of grey iron castings produced by NHF for the automotive industry and other component manufacturers in the United States and Canada. Once the service has been completed, the Company ships the castings by truck to the end user which is generally the automobile company itself.

          (ii) STATUS OF NEW PRODUCTS OR INDUSTRY SEGMENTS. There has been no public announcement of, and no information otherwise has been made public about, a new product or industry segment, which would require the investment of a material amount of the Company's assets, or which otherwise is material.

          (iii) SOURCES AND AVAILABILITY OF RAW MATERIALS. The Company as a service orientated entity is not dependant on the availability of raw materials, however, the Company is dependant on the availability of qualified, trained manpower. The Company competes for manpower with the automobile industry. When the automobile manufacturers are at full capacity, there may be a shortage of manpower thereby forcing the Company to utilize more overtime. The raw materials utilized by NHF are supplied by domestic suppliers and there does not appear to be any shortage of the three major raw materials used by NHF namely coke, scrap steel and sand.

          (iv) PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND CONCESSIONS. The Company does not own any patents, trademarks, licenses, franchises, or concessions.

          (v) SEASONAL NATURE OF BUSINESS. The Company's business is not seasonal in nature.

          (vi) WORKING CAPITAL ITEMS. Practices and conditions with respect to specific working capital items are not relevant to an understanding of the Company's business. Working capital is required for inventories and accounts receivable, to meet rapid delivery requirements, or to assure continuous allotments of goods from suppliers.

          (vii) MAJOR CUSTOMERS. The following table sets forth information concerning customers, or any group of customers under common control, or customers which are affiliates of each other, to which sales were made by the Company during the fiscal year ended December 31, 1994, in an amount which equals 10% or more of the Company's revenue and the Company's relationship to each:


                                Relationship                 Percent
                                    to          Amount of    of Total
          Customer                Company        Sales       Revenue
     -----------------------    ------------    ----------   --------
     New Haven Foundry, Inc.     Subsidiary     $5,065,000   59.5%
     Ford Motor Co.              None           $  968,000   11.4%


     The Company believes that if it should lose any of its present customers, primarily NHF, such loss would have a material adverse effect on the Company.

          (viii) BACKLOG. Backlog is not relevant to an understanding of the Company's business.

          (ix) RENEGOTIATION OR TERMINATION OF GOVERNMENTAL CONTRACTS. No portion of the Company's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

          (x) COMPETITION. The Company's domestic competition is limited primarily to cleaning operations and captive foundries of the automobile industry. For the most part, these domestic foundries have older facilities and are not a significant threat to the Company's competitive position. Internationally, the Company faces competition from similar operations located in Europe, South America and Mexico. The Company's most serious threat of competition is from state-of-the-art operations located in Mexico and Brazil. These companies in Brazil present a competitive threat because they are subsidized by their respective governments, have substantially lower labor costs, and modern facilities. The Company does have a geographical advantage, however, as it is located closer to the end user primarily automobile manufacturers.

          (xi) RESEARCH AND DEVELOPMENT. The Company has not engaged and does not currently engage in any research and development activities.

          (xii) ENVIRONMENTAL PROTECTION. The Company is subject to various federal, state, and local provisions regarding environmental matters, the existence of which has not hindered nor adversely affected the Company's business. Although the Company does not believe its business operations presently impair environmental quality, compliance with federal, state and local regulations which have been enacted or adopted regulating the discharge of materials into the environment could have an adverse effect upon the capital expenditures, earnings and competitive position of the Company. Since inception, the Company has not made any material capital expenditures for environmental control facilities and does not expect to make any such expenditures during the current and following fiscal years. However, the Company has agreed to administer the expenditure of $253,000 which the city of Yale, Michigan received as a community development block grant to perform an investigation to determine the extent of contamination at the Yale plant site and to clean up soil contamination left by previous owners and operators to a maximum of $253,000. The Company estimates the costs of administering the grant to be less than $50,000. As a result of its agreement to perform these procedures, the city of Yale, Michigan will transfer the property to the Company for use for casting, cleaning and foundry support operations within two years subject to certain conditions set forth in Item 7 of this Report. The Company has also received a hold harmless for any existing conditions at the facility.

     As more fully described in Note 15 of the Financial Statements, NHF, the Company's 45% owned subsidiary, has entered into discussions with the Michigan Department of Natural Resources and the United States Environmental Protection Agency regarding used foundry sand on its property. Costs of a remedial plan are currently estimated to range from $200,000 to $6,000,000. Results of further investigation and testing performed in 1995 are expected to provide management with information necessary to assess whether resolution of this matter will have a materially adverse impact on NHF's future results of operations. The ultimate outcome of this matter is unknown and management is unable to predict whether this matter and its resolution will have a materially adverse effect on the Company's financial position and future results of operations.

          (xiii) EMPLOYEES. As of December 31, 1994, the Company had 196 hourly employees and 19 salaried employees at MCC and Yale Industries. None of these employees are presently represented by a union.

     (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES. The Company has no operations in foreign countries and no portion of its sales or revenues is derived from customers in foreign countries except Yale had sales of approximately $532,000 in 1994, $1,296,000 in 1993 and $1,383,000 in
1992 to Western Foundry, a Canadian company and $968,000 in 1994 to Ford of Canada.

ITEM 2.   PROPERTIES

     MCC's facilities are located in Romeo, Michigan, approximately 40 miles from Detroit, in leased facilities covering 42,000 square feet. MCC has leased this facility for a period of four years, beginning in June of 1994, during which time MCC will pay an average of $9,000 per month. MCC's equipment is suitable for its present needs and is capable of handling anticipated increases in production.

     Yale Industries' facilities, which consist of a plant and the Company's corporate offices, are located in Yale, Michigan and are provided by the city of Yale, Michigan in consideration of the Company administering the expenditure of $253,000 for the investigation and cleanup at the plant site. The Company believes its plant at Yale is suitable for its present and future needs. The plant consists of approximately 70,000 square feet.

ITEM 3.   LEGAL PROCEEDINGS

     The Company knows of no pending or threatened legal proceeding to which it is or will be a party which, if successful, might result in a material adverse change in the business, properties, or financial condition of the Company or its subsidiaries.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No response required.

                                     PART II

ITEM 5. MARKET PRICE AND DIVIDENDS ON THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) PRINCIPAL MARKET OR MARKETS. The Company's common stock is traded on the over-the-counter market and, commencing on January 28, 1987, has been listed on the National Association of Securities Dealers, Inc., Automated Quotation System ("NASDAQ") under the symbol, "CGUL". The following tables set forth the range for high and low bid quotations for the Company's common stock, as reported by NASDAQ for the periods indicated. These prices are believed to be representative inter-dealer quotations, without retail markup, markdown or commissions, and may not represent actual transactions.


                                                BID PRICE
                                             ---------------
                                             HIGH        LOW
                                             -----     -----
     Quarter ended March 31, 1994            $3.31     $3.13
     Quarter ended June 30, 1994             $3.00     $3.00
     Quarter ended September 30, 1994        $2.63     $2.50
     Quarter ended December 31, 1994         $1.81     $1.75

     Quarter ended March 31, 1993            $2.03     $1.41
     Quarter ended June 30, 1993             $1.56     $1.25
     Quarter ended September 30, 1993        $3.28     $1.41
     Quarter ended December 31, 1993         $3.59     $2.50

     Quarter ended March 31, 1992            $1.55     $0.15
     Quarter ended June 30, 1992             $1.05     $0.60
     Quarter ended September 30, 1992        $1.70     $0.90
     Quarter ended December 31, 1992         $1.70     $0.75


     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The approximate number of holders of record or the Company's common stock at March 15, 1995 was 513.

     (c) DIVIDENDS. The Company began paying quarterly dividends of $.00625 per share in August of 1991. Subsequently in August, 1992 the Board of Directors increased the dividend to $.0075 and in August, 1993, the quarterly dividend was increased to $.01 per share. On November 15, 1993 the quarterly dividend was increased to $.0125. On February 15, 1995 the quarterly dividend was increased to $.0150. The Company intends to continue payment of dividends for the foreseeable future.

     The following table sets forth certain selected financial data with respect to the Company.

(In Thousands, Except for Share Data)


                                     Year Ended December 31
                           -----------------------------------------
                            1994      1993    1992      1991    1990
                           ------    ------  ------    ------  -----
  Net sales               $ 8,486  $ 8,183  $ 6,122  $ 4,249   $4,977

  Net income (loss)       $ 1,445  $ 1,246  $ 1,682  $    38   $  731

  Net income (loss) per
    common share          $  0.31  $  0.27  $  0.37  $  0.01   $ 0.15

  Dividends declared per
    common share          $0.0525  $0.0425  $0.0288  $0.0188   $    -

  Total assets            $ 7,330  $ 6,162  $ 5,119  $ 3,418   $3,792

  Long-term debt          $    26  $     -  $     4  $     6   $    9

  Stockholders' equity    $ 6,392  $ 5,068  $ 4,002  $ 2,416   $2,396


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES:

     The current and quick ratios, which provide an indication of the Company's short-term assets in relation to its short-term obligations, for the comparable periods are as follows:


                                      1994                  1993
                                   ----------            -------
Working Capital                    $2,188,682          $2,256,955

Current Ratio                       5.08 : -1            3.71 : 1

Quick Assets (Cash, Securities
   and Receivables)                $2,000,418          $2,712,090

Quick Ratio                          3.40 : 1            3.26 : 1


     As noted by the above computations, the current ratio has increased from 3.71:1 to 5.08 and working capital has decreased by $68,273 for the period from December 31, 1993 to December 31, 1994. The quick ratio has increased from 3.26:1 to 3.40:1. The largest single factor contributing to the decrease in working capital is the investment in property, plant and equipment of approximately $972,000. The majority of the increase in assets is attributable to the renovation of the Yale Industries, Inc. facilities which will increase their operational capacity.

     The Company's cash, cash equivalents and securities of approximately $1,039,824 are invested in bank deposits and marketable securities, consisting of investments in money market funds and equity securities. These funds will be used to support the increased sales volumes at the Company's subsidiaries. At December 31, 1994, market values were approximately $35,000 less than cost.

     Receivables decreased by $244,109 from December 31, 1993 to December 31, 1994. The decrease was due primarily to the increased cash collections from customers.

     The Company's subsidiaries, Yale Industries and Michigan Casting Corporation have a consolidated facility line of credit of $500,000, with monthly interest payments at .5% over the prime rate. This line of credit is collateralized by substantially all the assets of Yale and MCC. No borrowings were outstanding as of December 31, 1994.

      The Company believes its cash flow from operations is sufficient to fund its current level of operations.

      The Company has in the past and will in the future seek qualified acquisitions in similar and related industries for expansion opportunities and larger market penetration. The Company currently has no agreement or arrangement to acquire any other business entity.

RESULTS OF OPERATIONS
---------------------

YEAR ENDED DECEMBER 31, 1994 VS. YEAR ENDED DECEMBER 31, 1993
-------------------------------------------------------------

     Sales increased by $302,979 or 3.7% from December 31, 1993 to December 31, 1994. The Company's net income increased by $198,946 over the prior year's net income of $1,245,924. The growth rate in sales for 1994 is mostly attributable to increased activity in the automobile industry.

     Cost of sales as a percentage of sales was 79.5% for the year ending December 31, 1994 as compared to 75.6% for the year ending December 31, 1993. The major reasons for the increase was higher insurance costs (1.8%) and increased repairs and maintenance costs (2.5%). The higher insurance cost is attributed to increased costs of insurance and increased benefits offered to retain employees due to lower unemployment rates. Increased repairs related to renovation cost of existing equipment to handle new business and products.

     Selling, general and administrative expenses increased by $17,904 from 1993 to 1994. This was mainly due to the above noted increase in sales, as most of these costs are variable.

     Interest income for the year ending December 31, 1994 decreased from $103,600 in 1993 to $43,945 in 1994. This decrease was a result of the payoff of NHF of its loan.

     Related party services and sales commissions increased from $41,111 in 1993 to $79,222 in 1994. This increase was for new customers obtained through the use of sales representatives (Casting Sales, Inc.).

YEAR ENDED DECEMBER 31, 1993 VS. YEAR ENDED DECEMBER 31, 1992
-------------------------------------------------------------

     Sales increased by $2,061,173 or 34% from December 31, 1992 to December 31, 1993. The Company's net income decreased by $435,660 over the prior year's net income of $1,681,584. The growth rate in sales for 1993 is mostly attributable to increased activity with NHF, which is a result of increased business with Chrysler Corporation and the improvement in the automobile industry.

     Cost of sales as a percentage of sales was 75.6% for the year ending December 31, 1993 as compared to 70.7% for the year ending December 31, 1992. The major reason for the increase was the costs associated with the introduction of new jobs and new customers together with lower profit margins on new business.

     Selling, general and administrative expenses increased by $251,947 or 40% from 1992 to 1993. This increase was mainly due to the increase in sales, as most of these costs are variable.

     Interest income for the year ending December 31, 1993 increased from $77,098 in 1992 to $103,600 in 1993. This increase was a result of the increase in cash in money market funds and loans to NHF.

     Related party services and sales commissions decreased from $108,018 in 1992 to $41,111 in 1993. This decrease was a result of reduced services performed by NHF on behalf of the Company.

EFFECTS OF CHANGES IN PRICES

     When possible, the Company attempts to adjust the selling prices of its products in response to increases in its costs of labor, raw materials and capital. However, the market served by the Company is competitive and that competition may limit the allowance of price increases.

     During 1994, 1993 and 1992 there were no significant changes in prices.

     The Company has commitments for the purchase of, or the installation of, fixed assets at the Yale Industries facility. The Company has agreed to purchase $1.5 million in assets between July 1, 1993 and June 30, 1995. This commitment has been met as of December 31, 1994. The Company has an option to buy the facility for $1.00.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information with respect to this item is contained in the financial statements appearing on Item 14 of this Report. Such information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 10.  IDENTIFICATION OF OFFICERS AND DIRECTORS

     The following table sets forth the names and ages of all Officers and Directors of the Company, indicating all positions and offices with the Company held by each such person, and any periods during which he has served as such:

                                                             Period Served
                                                               as Director
    Name               Age  All Positions with the Company     of Company
    ----               ---  ------------------------------    ----------

Frederick G. Schriever  70   Chairman of the Board           November 1987
                              and Director of the Company,    to present
                              MCC, and Yale Industries

Delbert W. Mullens      50   Vice Chairman of the Board      July 1990
                              and Director of the Company,    to present
                              MCC, and Yale Industries

William H. Hopton       60   President and Director          January 1986
                              of the Company, MCC,            to present
                              and Yale Industries

Frederick G. Berlet     66   Treasurer and Director          November 1987
                              of the Company, MCC,            to present
                              and Yale Industries

David A. Widlak         46   Secretary and Director          November 1987
                              of the Company, MCC,            to present
                              and Yale Industries

BUSINESS EXPERIENCE OF DIRECTORS AND OFFICERS
---------------------------------------------

     FREDERICK G. SCHRIEVER has been Chairman of the Company's Board of Directors since November of 1987. He has been President of Casting Sales, Inc. from 1972 to present. Casting Sales, Inc. acts as a manufacturer's representative of foundries. Since 1955 to the present, Mr. Schriever has also been President of Amber Tool and Engineering which holds real estate and owns an interest in several companies and President of Trio Machine Products Corp., a production machine shop. Since 1960 to the present, he has also been President of J.P. Bell Co., a company specializing in machine levelers, Vice President of Casting Industries, Inc. and Chairman of Arrow Exit Systems, Inc. Mr. Schriever received a Bachelor of Science Degree in chemistry in 1949 from the University of Michigan. Mr. Schriever devotes as much time as necessary to the business of the Company and its subsidiaries.

     DELBERT W. MULLENS has been a Director since July of 1990 and President of NHF since September 1, 1992. He has been the President, Director, and principal shareholder of Flint Coatings of Flint, Michigan, a company engaged in painting automotive parts for major car manufacturers including General Motors Corporation. Mr. Mullens is also

Chairman of Product-SDL Chemical, Inc. Mr. Mullens received a Bachelor of Science Degree in Business Administration from Tennessee State University. Mr. Mullens devotes as much time as is necessary to the business of the Company and its subsidiaries.

     WILLIAM H. HOPTON has been President of the Company since April of 1988, and a Director of the Company since January of 1986. Mr. Hopton also served as the Company's vice President from January of 1986 to April of 1988. Since 1984, Mr. Hopton has been President of NHF. Effective September 1, 1992, Mr. Hopton retired as President of NHF but will provide consulting services to NHF as needed. Also, as of that date, he is devoting his business time to the management of Margate Industries, Inc. Mr. Hopton received a B.A. Degree in Business Administration from the University of Detroit in 1964.

     FREDERICK G. BERLET has been a Director of the Company since November of 1987 and its Treasurer since April of 1988. He is Vice Chairman of Flock Manufacturing, Inc. He also serves as Director of Waterloo Scientific, Inc. and President - Director of N.W.W. Management Consultants Limited. He graduated with a Masters Degree in Business Administration in 1953 from the University of Western Ontario. Mr. Berlet devotes as much time as is necessary to the business of the Company and its subsidiaries.

     DAVID A. WIDLAK has been Secretary and a Director of the Company since November of 1987. In February 1994 he was named Vice President of Mergers and Acquisitions. He received a Bachelors Degree from Wayne State University in 1969 and a juris doctorate Degree in Law from the University of Michigan in 1972. Mr. Widlak devotes as much time as is necessary to the business of the Company and its subsidiaries.

     The Directors of the Company and its subsidiaries hold office for a three year term until the annual meeting of the shareholders and until their successors have been elected and qualified in the year in which their term expires. The term of two Directors expire each year.

     The Officers of the Company and its subsidiaries are elected by the respective Board of Directors at the first meeting after each annual meeting of shareholders and hold office until the next annual meeting of directors or their earlier resignation or removal.

     The date of the next annual meeting of the Company will be determined by the Company's Board of Directors in accordance with Delaware law.

     No Director holds a directorship in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.




                                       -15

     COMMITTEES, MEETINGS OF THE BOARD OF DIRECTORS. The Company has an audit and compensation committee consisting of David Widlak and Frederick Berlet which consults with and reviews the reports of the Company's independent auditors and the Company's internal financial staff. This committee also makes recommendations to the Company's Board of Directors as to compensation matters. The audit and compensation committee held two meetings during the year. The Company's Board of Directors held four (4) meetings during the fiscal year ended December 31, 1994, at which time all of the then Directors were present or consented in writing to the actions taken at such meetings.

     COMPLIANCE WITH SECURITIES EXCHANGE ACT REPORTING REQUIREMENTS. To the Company's knowledge, during the fiscal year ended December 31, 1994, the Company's Officers and Directors complied with all applicable Section 16(a) filing requirements. This statement is based solely on a review of the copies of such reports furnished to the Company by its Officers and Directors and their written representations that such reports accurately reflect all reportable transactions.

ITEM 11.  EXECUTIVE COMPENSATION

     CASH COMPENSATION. The following table sets forth the total remuneration paid during the Company's last fiscal year ended December 31, 1993 and the prior two years to the Chief Executive Officer, the only executive office whose total cash and non cash compensation exceeded $100,000.





                              SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------
                                                       Long Term Compensation
                                                    ------------------------------
                Annual Compensation                          Awards          Pay-
                                                                             outs

-----------------------------------------------------------------------------------
    (a)            (b)      (c)     (d)        (e)        (f)      (g)       (h)      (i)
                                              Other                                   All
   Name                                       Annual   Restricted            LTIP    Other
   and                                        Compen-    Stock    Options/   Pay-   Compen-
 Principal                 Salary   Bonus     sation    Award(s)    SARs     outs   sation
 Position         Year(1)    ($)      ($)     ($)(2)      ($)      (#)(3)    ($)     ($)(4)
----------------------------------------------------------------------------------------------
William H. Hopton  1994  $ 75,000   $18,000   $ 24,000                               $8,342
President and CEO  1993  $ 65,000   $10,000   $ 24,000                               $7,342
                   1992  $ 60,000   $15,000   $ 24,000                               $7,342

----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------

(1)  Periods presented are for the year ended December 31.
(2)  Represents Directors fees.
(3) Number of shares of Common Stock subject to options granted during the year indicated.
(4) Represents employer contributions for insurance of $5,342, disability insurance of $500 and car allowance of $2400.


COMPENSATION OF DIRECTORS

     The Directors receive $6,000 for each meeting they attend plus expenses. The Chairman of the Board of Directors receives $7,000 per meeting.

OPTIONS GRANTED

The following table sets forth the options that have been granted to the Chief Executive Officer and President listed in the Executive Compensation Table during the Company's last fiscal year ended December 31, 1994.



                  OPTION/SAR GRANTS IN LAST FISCAL YEAR (1994)
                  --------------------------------------------

                                Individual Grants


-------------------------------------------------------------------------------
          (a)             (b)           (c)            (d)         (e)

                                  % of Total
                     Options/    Options/SARs     Exercise
                      SARs        Granted to      or Base
                     Granted      Employees         Price     Expiration
      Name             (#)      in Fiscal Year    ($/Share)      Date
      ----           --------   --------------    ---------   ----------
William H. Hopton      N/A            N/A            N/A         N/A
President and CEO



AGGREGATE OPTIONS EXERCISED IN 1994 AND OPTION VALUES AT DECEMBER 31, 1994

The following table sets forth certain information regarding options to purchase shares of Common Stock exercised during the Company's 1994 fiscal year and the number and value of exercisable and unexercisable options to purchase shares of Common Stock held as of the end of the Company's 1994 fiscal year by the Executive Officers of the Company named in the Summary Compensation Table:




                         Aggregated Options Exercised in 1994
                        and Option Values at December 31, 1994
--------------------------------------------------------------------------------
        (a)           (b)            (c)                (d)            (e)
                                                                    Value of
                                                     Number of     Unexercised
                                                    Unexercised   In-the-Money
                                                     Options at    Options at
                                                      12/31/94      12/31/94
                Shares Acquired                     Exercisable/  Exercisable/
       Name       on Exercise   Value Realized(1)  Unexercisable Exercisable(2)
       ----     --------------  -----------------  ------------- --------------
William H. Hopton    16,000           $50,000         0/48,000     $0/$86,880
President and CEO
--------------------------------------------------------------------------------
(1)  Value realized is equal to the difference between the fair market value per share of Common Stock on the date of exercise and the option exercise price per share multiplied by the number of shares acquired upon exercise of an option.

(2) Value of exercisable/unexercisable in-the-money options is equal to the difference between the fair market value per share of Common Stock of $1.81 at December 31, 1994, and the option exercise price per share multiplied by the number of shares subject to options.


     STOCK OPTION AND STOCK APPRECIATION RIGHTS PLANS. As of December 31, 1994, Mr. Hopton held options to purchase 48,000 shares of the Company's common stock, at a price of $.50 per share. These options are exercisable through December 15, 1997. Delbert W. Mullens, Vice-Chairman, held options to purchase 100,000 shares at a price of $1.50 per share and 100,000 shares at a price of $2.50 per share. Mr. Mullens' options are exercisable at any time, provided that he holds a minimum 55% ownership interest in NHF and the Company also holds an ownership interest in NHF.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. The following table sets forth as of December 31, 1994, information with respect to the ownership of the Company's $.005 par value common stock by each person known by the Company to own beneficially more than 5% of the outstanding common stock, and by each of its officers and directors and by all officers and directors collectively as a group:


                                  Amount and
                                   Nature of
Name and Address of               Beneficial          Percent of
 Beneficial Owner                 Ownership            Class (1)
------------------                ----------          ----------
Calhoun Foundry Company            232,660                 5.0%
506 South Clay Street
Homer, MT  49245

Paul L. Cosper                     284,120 (2)             6.1%
P.O. Box 96050
Wixom, MI  48096

Charles H. Raches, Jr.             252,840                 5.4%
2686 Birch Harbor Lane
West Bloomfield, MI  48003

Frederick G. and                   795,147 (3)            17.1%
  Patricia W. Schriever
64 Clairview
Grosse Pointe Shores,
MI  48236

Frederick G. Berlet                225,416 (4)             4.8%
S.W.O. Management
  Consultants, Ltd.
35 Parkwood Drive
Tillsonburg, Ontario
Canada N4G 2B7



David A. Widlak                     85,000                 1.8%
P.O. Box 482
Washington, MI  48094

Delbert W. Mullens                 200,000 (5)             4.3%
2888 Bloomfield Crossings
Bloomfield Hills, MI  48013

William H. Hopton                  152,060 (6)             3.3%
604 Maple Lane
Columbus, MI  48063

All Officers and Directors       1,457,623                31.3%
of the Company & Subsidiaries
as a Group (5 Persons)
--------------------

(1) Each person has sole voting and investment power with respect to the shares shown except as noted.

(2)  The shares beneficially owned by Mr. Cosper are held in the name of Paul L.
     Cosper, Trustee under an Agreement of Trust executed by Paul L. Cosper as
     Grantor. The beneficiaries of this trust are Mr. Cosper's wife and children.

(3)  Includes 562,487 shares held individually and jointly with Patricia W.
     Schriever, Mr. Schriever's wife and 232,660 shares which are held by Calhoun Foundry Company, Inc. of which Mr. Schriever is a principal shareholder.

(4) The shares beneficially owned by Mr. Berlet are held in joint tenancy with his wife and children.

(5)  Includes 200,000 options to purchase common stock.

(6) Includes 48,060 shares held by William Hopton, individually, 40,000 shares held jointly with his four children, and 48,000 options not exercised as of this date.


     CHANGES IN CONTROL. The Company knows of no contractual arrangements, including any pledge by any person of securities, which may at a subsequent date result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The terms of the sale of NHF common stock by the Company provide for a commission contract between NHF and the Company relating to sales in excess of $35,000,000 annually. The Company will receive $150,000 per year plus 3% on the difference between actual sales in excess of $35,000,000 but less than $40,000,000 plus 2% on actual sales that exceed $40,000,000. This commissions contract will be in effect for a period of not less than fifteen (15) years beginning in June 1990. The Company earned commissions from NHF in 1994 of $607,149 and accordingly, has a receivable in the amount of $66,117 as of December 31, 1994. Also, for a minimum period of fifteen (15) years beginning in June 1990, the Company and its subsidiaries will provide cleaning services on all castings produced by NHF on an exclusive basis, provided the Company retains an ownership interest in NHF. Consolidated net sales to NHF in 1994 amounted to $5,053,018.

     Effective September 1, 1992, William Hopton retired as President of NHF but provides consulting services to NHF, as needed. Since that date, he has devoted his full time to the management of the Company and its subsidiaries.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1). The following Financial Statements are filed as part of this Report:
                                                                Page
                                                                ----

     Independent Auditors' Report                               F-1

     Consolidated Balance Sheets, December 31, 1994 and 1993    F-2

     Consolidated Statements of Income, Years ended
     December 31, 1994, 1993 and 1992                           F-4

     Consolidated Statements of Stockholders' Equity
     For the Years ended December 31, 1994, 1993 and 1992       F-5

     Consolidated Statements of Cash Flows, Years ended
     December 31, 1994, 1993 and 1992                           F-6

     Notes to Consolidated Financial Statements                 F-7


(a)  (2).  The following Financial Statements are filed as part of this
     Report:

     Financial Statements of Subsidiary Not Consolidated        S-1

(a)  (3)  Exhibits:

     27     Financial Data Schedule


(b)  Reports on Form 8-K:

     During the last quarter of the period covered by this report, the Company did not file a report on Form 8-K.

                    Report of Independent Public Accountants





To Margate Industries, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of MARGATE INDUSTRIES, INC. (a Delaware corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Margate Industries, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As explained in Note 15 to the financial statements, the Company's 45%-owned equity investee, New Haven Foundry ("NHF") has become aware that some portions of used foundry sand on its property contain levels of material that exceed environmental standards, and is currently reviewing alternatives to remediate this situation. The ultimate cost to resolve this matter, in excess of reserves currently provided by NHF, and the ultimate impact on the consolidated financial statements of Margate Industries, Inc. and subsidiaries, is not known at this time.

As explained in Note 14 to the financial statements, effective January 1, 1993, the Company changed its method of accounting for post-retirement benefits other than pensions.


                                             Arthur Andersen, LLP



Detroit, Michigan,
  March 22, 1995.

                    MARGATE INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1994 AND 1993



                  ASSETS                                1994           1993
                  ------                             -----------    -----------
CURRENT ASSETS:
  Cash and cash equivalents                          $   573,957    $   946,968
  Marketable securities                                  465,867        560,419
  Accounts receivable-
    Trade                                                308,637        451,280
    Related parties                                      651,957        753,423
  Notes receivable - related party                        17,800        217,800
  Inventories                                            104,572         45,465
  Prepaid expenses and other                             288,276        103,061
  Prepaid federal income tax                             279,758           -
  Deferred tax assets                                     34,000         11,000
                                                     -----------    -----------
          Total current assets                         2,724,824      3,089,416
                                                     -----------    -----------

INVESTMENT IN NEW HAVEN FOUNDRY                        2,311,712      1,453,399
                                                     -----------    -----------

DEFERRED TAX ASSETS                                         -           124,000
                                                     -----------    -----------

NOTES RECEIVABLE FROM RELATED PARTY, less
   current portion above                                  53,400         71,200
                                                     -----------    -----------
PROPERTY, PLANT AND EQUIPMENT -
  At cost, net of accumulated depreciation and
    amortization of $499,594, and $343,447 at
    December 31, 1994 and 1993, respectively           2,240,281      1,424,336
                                                     -----------    -----------

          Total assets                               $ 7,330,217    $ 6,162,351
                                                     ===========    ===========



        The accompanying notes are an integral part of these statements.

                    MARGATE INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1994 AND 1993
                                   (Continued)




           LIABILITIES AND STOCKHOLDERS' EQUITY         1994           1993
           ------------------------------------      -----------    -----------
CURRENT LIABILITIES:
  Accounts payable                                   $   325,585    $   225,593
  Accrued salaries and wages                              53,354         78,672
  Accrued income tax                                        -           351,000
  Dividends payable                                       69,828         57,902
  Accrued workers' compensation                           49,000         34,580
  Accrued single business tax                              7,000          5,500
  Notes payable                                           23,771          3,957
  Other accrued liabilities                                7,604         75,257
                                                     -----------    -----------
          Total current liabilities                      536,142        832,461
                                                     -----------    -----------

DEFERRED TAX LIABILITIES                                  88,000           -
                                                     -----------    -----------
OTHER POSTRETIREMENT BENEFITS                            288,024        262,027
                                                     -----------    -----------
NOTE PAYABLE - LONG-TERM                                  26,433           -
                                                     -----------    -----------
COMMITMENTS (Note 2)

STOCKHOLDERS' EQUITY:
  Common stock, $.005 par value per share;
    25,000,000 shares authorized, 4,655,614 and
    4,632,280 shares issued and outstanding at
    December 31, 1994 and 1993, respectively              23,278         23,161
  Paid in for common stock in excess of par value      7,517,749      7,359,039
  Accumulated deficit                                 (1,149,409)    (2,314,337)
                                                     -----------    -----------
          Total stockholders' equity                   6,391,618      5,067,863
                                                     -----------    -----------

          Total liabilities and stockholders' equity $ 7,330,217    $ 6,162,351
                                                     ===========    ===========



        The accompanying notes are an integral part of these statements.

                    MARGATE INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



                                                     1994           1993           1992
                                                  ----------     ----------     ----------
NET SALES (including related party sales and
  commissions of $5,660,167, $5,550,503, and
  $4,574,985, in 1994, 1993 and 1992,
  respectively)                                   $8,486,410     $8,183,431     $6,122,258

COST OF SALES                                      6,742,792      6,183,513      4,327,956
                                                  ----------     ----------     ----------
     Gross profit                                  1,743,618      1,999,918      1,794,302

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         906,986        889,082        637,135

RELATED PARTY SERVICES AND SALES COMMISSIONS          79,222         41,111        108,018
                                                  ----------     ----------     ----------
     Income from operations                          757,410      1,069,725      1,049,149

INTEREST AND DIVIDEND INCOME, net                     43,945        103,600         77,098

EQUITY IN INCOME OF INVESTEE COMPANY                 858,313         20,200        863,810

RECOGNITION OF PREVIOUSLY DEFERRED GAIN (Note 8)           -        561,811              -

OTHER INCOME (EXPENSE)                                 4,202         29,998        (14,473)
                                                  ----------     ----------     ----------
     Income before provision for income
       taxes and cumulative effect of
       change in accounting principle              1,663,870      1,785,334      1,975,584

PROVISION FOR FEDERAL INCOME TAXES                   219,000        389,000        294,000
                                                  ----------     ----------     ----------
     Income before cumulative effect
       of change in accounting principle           1,444,870      1,396,334      1,681,584

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE - OTHER POSTRETIREMENT BENEFITS                -       (150,410)             -
                                                  ----------     ----------     ----------
NET INCOME                                        $1,444,870     $1,245,924     $1,681,584
                                                  ==========     ==========     ==========
EARNINGS PER COMMON SHARE:
  Primary-
    Before Accounting Change                           $0.31         $ 0.30          $0.37
    Accounting Change                                     -           (0.03)             -
                                                       -----         ------          -----
                                                        0.31           0.27           0.37
                                                       =====         ======          =====


The accompanying notes are an integral part of these statements.

                    MARGATE INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992




                                                   Common Stock       Paid in for
                                               ---------------------- Common Stock                    Total
                                               Number of              in Excess of   Accumulated   Stockholders'
                                                 Shares       Amount    Par Value      Deficit        Equity
                                               ----------     -------   ----------   -----------   -------------
BALANCE - December 31, 1991                     4,358,947     $21,795   $7,307,739   $(4,913,856)   $2,415,678

  Stock options exercised                         240,000       1,200       34,800         -            36,000
  Net income                                         -           -            -        1,681,584     1,681,584
  Cash dividends declared, ($.02875 per share)       -           -            -         (131,472)     (131,472)
                                               ----------     -------   ----------    ----------    ----------
BALANCE - December 31, 1992                     4,598,947      22,995    7,342,539    (3,363,744)    4,001,790

  Stock options exercised                          33,333         166       16,500         -            16,666
  Net income                                         -           -            -        1,245,924     1,245,924
  Cash dividends declared, ($.0425 per share)        -           -            -         (196,517)     (196,517)
                                               ----------     -------   ----------   -----------    ----------
BALANCE - December 31, 1993                     4,632,280      23,161    7,359,039    (2,314,337)    5,067,863

  Stock options exercised                          33,334         167       16,499         -            16,666
  Tax benefits of options exercised                                        160,758                     160,758
  Stock purchase                                  (10,000)        (50)     (18,547)                    (18,597)
  Adjustment to fair value of equity
     securities available for sale                                                       (35,413)      (35,413)
  Net income                                                                           1,444,870     1,444,870
  Cash dividends declared, ($.0525 per share)                                           (244,529)     (244,529)
                                               ----------     -------   ----------   -----------    ----------

BALANCE - December 31, 1994                     4,655,614     $23,278   $7,517,749   $(1,149,409)   $6,391,618
                                               ==========     =======   ==========   ===========    ==========




        The accompanying notes are an integral part of these statements.

                    MARGATE INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992




                                                  1994            1993            1992
                                               -----------     -----------     -----------
OPERATING ACTIVITIES:
  Cash received from customers                 $ 8,730,519     $ 7,992,778     $ 6,567,200
  Cash paid to suppliers and employees          (7,938,392)     (6,818,006)     (5,121,349)
  Interest and dividends received                   61,298         103,600          69,600
  Interest paid                                    (17,353)         (6,964)        (14,473)
  Income taxes paid                               (324,242)       (370,000)        (17,000)
                                               -----------     -----------     -----------
          Net cash provided by operating
            activities                             511,830         901,408       1,483,978
                                               -----------     -----------     -----------
INVESTING ACTIVITIES:
  Purchase of marketable securities               (229,956)       (109,719)       (516,913)
  Proceeds from sale of securities                 289,095          73,175            -
  Proceeds from sale of property, plant
    and equipment                                     -               -             10,387
  Purchase of property, plant and equipment       (906,027)       (797,416)        (15,169)
  Net advances to related parties                     -               -           (592,246)
                                               -----------     -----------     -----------
          Net cash used in investing
            activities                            (846,888)       (833,960)     (1,113,941)

FINANCING ACTIVITIES:
  Proceeds from issuance of common stock            16,666          16,666          36,000
  Purchase of treasury stock                       (18,597)           -               -
  Principal payments under long-term
    obligations                                    (21,219)         (2,160)         (2,465)
  Net proceeds (repayments) from notes
    receivable                                     217,800         428,700         (40,000)
  Payment of dividends                            (232,603)       (173,107)       (124,326)
                                               -----------     -----------     -----------
          Net cash provided by (used in)
            financing activities                   (37,953)        270,099        (130,791)
                                               -----------     -----------     -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                (373,011)        337,547         239,246

CASH AND CASH EQUIVALENTS - beginning of year      946,968         609,421         370,175
                                               -----------     -----------     -----------

CASH AND CASH EQUIVALENTS - end of year        $   573,957     $   946,968     $   609,421
                                               ===========     ===========     ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING TRANSACTIONS:
    Fixed asset acquired under capital lease
      obligation                               $    67,466     $      -        $      -
                                               ===========     ===========     ===========



The accompanying notes are an integral part of these statements.

                    MARGATE INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Margate Industries, Inc., (the "Company"), is a holding company for subsidiaries involved in the cleaning of small and medium-sized grey iron castings that are sold primarily to the North American automobile industry.

     Export sales totaled approximately $532,000, $1,296,000, and $1,383,000 for the years ended December 31, 1994, 1993 and 1992, respectively. Net sales to certain major customers that represented 10% or more of the consolidated net sales are as follows:



                                        1994            1993            1992
                                     ----------      ----------      ----------
          Western Foundry, Ltd.      $  532,000      $1,296,000      $1,383,000
          New Haven Foundry           5,065,000       5,141,000       4,321,000
          Ford Motor Co.                968,000           -               -


     PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Michigan Casting Corporation, ("MCC"), and Yale Industries ("Yale") and its 80% owned subsidiary, West Haven Castings Co., ("West Haven"). West Haven ceased operations during 1993. Ten percent of the minority interest of West Haven is owned by a director of the Company. All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

       The Company follows the equity method of accounting for its 45% investment in New Haven Foundry ("NHF"). The carrying value of the Company's investment reflects its underlying equity in the net assets of NHF.

     CASH EQUIVALENTS

       The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     INVENTORIES

       Inventories, consisting primarily of grinding wheels, are stated at the lower of cost, determined on the first-in, first-out method, or market.

                    MARGATE INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     PROPERTY, PLANT AND EQUIPMENT

       Property, plant, and equipment are recorded at cost. Costs of maintenance and repairs are charged to expense when incurred.

       Depreciation and amortization of plant and equipment is recorded using the straight-line method over the estimated useful lives of the assets. Depreciation and amortization expense totaled $157,548, $91,512 and $74,050 in 1994, 1993 and 1992, respectively. Estimated useful lives of assets in the various classes of property, plant and equipment are as follows:

                    Buildings and improvements         40 years
                    Machinery and equipment            12 years
                    Autos, furniture and fixtures      12 years

     REVENUE RECOGNITION

       Revenues derived from the clearing of costings are recognized as services are provided.

       Sales commissions are recognized as revenue when earned.

     NET INCOME PER SHARE OF COMMON STOCK

       Net income per share of common stock is computed based on the weighted average number of shares of common stock outstanding during each year, plus the shares that would be outstanding assuming exercise of dilutive stock options and warrants. The total weighted average number of shares of common stock and common stock equivalents was 4,677,652, 4,613,117, and 4,515,613 for the years ended December
          31, 1994, 1993, and 1992, respectively.

     On January 12, 1994, the Company's Board of Directors approved a proposal to reduce the authorized number of shares of common stock from 50,000,000 shares to 25,000,000 shares. In addition, a reverse stock split of one share of common stock for each five shares presently issued to and held by each shareholder was declared and the par value of the common stock was increased from $.001 to $.005 per share. All references in the financial statements to average number of shares outstanding, per share amounts, and stock option plan data have been restated to reflect the reverse-split.

                    MARGATE INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     WORKERS' COMPENSATION

       In 1992, the Company became fully insured for workers' compensation.
          Prior to this time the Company was partially self-insured. All significant partially insured claims have been accrued.

     RECLASSIFICATIONS

       Certain amounts in the 1993 financial statements have been reclassified to conform to 1994 presentation.

 (2)  RELATED PARTY TRANSACTIONS

       The Company provides cleaning services to NHF for products manufactured by that company. Pursuant to the July 1990 agreement for the sale of NHF common stock, the Company provides exclusive cleaning services on all castings produced by NHF for a minimum period of 15 years, provided the Company maintains an ownership interest in NHF.

       The terms of the sale also provided for a commission contract between NHF and the Company. The Company will receive a minimum of $150,000 per year, plus 3% of actual sales in excess of $35,000,000 but less than $40,000,000, plus an additional 2% on the actual sales that exceed $40,000,000. This commission contract is in effect for a period of not less than 15 years. The Company earned commissions from NHF amounting to $607,149, $410,000 and $254,000 in 1994, 1993 and 1992,
          respectively.

       The Company incurred costs for administrative and accounting services provided by NHF in the amount of $28,000 in 1992. During 1994 and 1993, the Company performed these functions internally.

       During 1994, 1993 and 1992, the Company earned interest income of $2,125, $45,862 and $39,543, respectively on notes receivable and past due accounts receivable from NHF.

       Any unpaid balances of the aforementioned amounts are included in the related party balances in the accompanying balance sheet.

       NHF has received authorization from the Internal Revenue Service to defer funding requirements for its hourly pension plan for the years 1981 through 1984 and 1986. These deferred obligations are being funded over a 15 year period. These Pension Benefit Guaranty Corporation ("PBGC") has required that the Company guarantee the deferred obligations and has second and third liens on substantially all of the Company assets as

                    MARGATE INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


       collateral for the funding waivers. Accordingly, the Company is contingently liable for the following contributions, including interest, to be made by NHF.


                                              Annual
                  Years                    Contribution
                  -----                    ------------
            1995                             $312,204
            1996                              252,195
            1997                              191,878
            1998                              126,209
            1999 and 2000                      60,422


     The Company also has several notes receivable from related parties (See
       Note 5).

(3)  INVESTMENT IN UNCONSOLIDATED COMPANY

     As described in Note 1, the Company accounts for its 45% investment in NHF using the equity method. Summarized financial information of NHF is as follows as of December 31:


                                          1994           1993           1992
                                       -----------    -----------    -----------
ASSETS:
  Current assets                       $12,613,943    $ 8,913,751    $ 9,231,745
  Net property, plant and equipment      8,886,886      7,176,045      6,317,700
  Other assets                           1,201,933      1,284,841      1,148,033
                                       -----------    -----------    -----------
        Total assets                   $22,702,762    $17,374,637    $16,697,478
                                       ===========    ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current liabilities                  $12,624,715    $10,286,696    $11,176,983
  Non-current liabilities                4,940,482      3,857,738      2,335,183
  Stockholders' equity                   5,137,565      3,230,203      3,185,312
                                       -----------    -----------    -----------
        Total liabilities and
          stockholders' equity         $22,702,762    $17,374,637    $16,697,478
                                       ===========    ===========    ===========

NET SALES                              $55,816,957    $46,935,738    $38,746,392

OPERATING EXPENSES                      52,656,595     46,357,847     36,376,815
                                       -----------    -----------    -----------
        Income before income taxes       3,160,362        577,891      2,369,577

INCOME TAXES                             1,253,000        533,000        450,000
                                       -----------    -----------    -----------
NET INCOME                             $ 1,907,362    $    44,891    $ 1,919,577
                                       ===========    ===========    ===========


                    MARGATE INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


        NHF implemented Statement of Financial Accounting Standards No. 106,
           Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106) in the first quarter of 1993. The estimated liability as of the adoption date was $10.4 million, based on available actuarial valuations. NHF elected to amortize the transition obligation over 20 years. The annual expense for future post-retirement employee benefits will include the annual amortization of this liability, future years' service cost and interest expense. The adoption of this statement had a significant impact on the Company's equity in the income of NHF.

        In connection with Wesley Industries' purchase of 55% of NHF (in 1990), a shareholder of Wesley received an option to purchase an additional 20% of NHF's stock from Margate for a price equal to the greater of $800,000 or book value. If this option is exercised, Margate can require that the shareholder purchase all of the NHF shares held by Margate for an amount equal to the greater of $1,800,000 or book value.

 (4)  MARKETABLE SECURITIES

        Effective January 1, 1994, the Company adopted Statement of Financial
           Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The effect of adopting the provisions of SFAS 115 on the Company's financial statements were immaterial. This statement requires management to classify investments in equity and debt securities as either: held-to-maturity securities and reported at amortized cost; trading securities and reported at fair value, with unrealized gains and losses included in earnings; or as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. At
           January 1, 1994, the Company classified its securities as available-for-sale. At December 31, 1994, the Company reported all equity securities as available-for-sale, with a fair value of $465,867, and an unrealized loss of $35,413. This unrealized loss is included in stockholders' equity as an adjustment to fair value of equity securities available-for-sale. At December 31, 1994, investments in equity securities were valued at lower of aggregate cost or market and totaled $560,419.

                    MARGATE INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


 (5)  NOTES RECEIVABLES - RELATED PARTY

        Notes receivable consisted of the following as of December 31:


                                                            1994         1993
                                                          --------    ---------
        NHF - paid off in March, 1994                     $   -        $200,000

        Wesley Industries, Inc. - principal payable
         $4,450 per quarter beginning April 30, 1994 and
         expiring January 31, 1999, plus interest at the
         prime rate established by National Bank of
         Detroit.  Interest is payable quarterly.
         Unsecured.                                         71,200       89,000
                                                          --------     --------
                                                            71,200      289,000
         Less- current portion                              17,800      217,800
                                                          --------     --------
                                                          $ 53,400     $ 71,200
                                                          ========     ========


        The prime rate at December 31, 1994 was 8.5%.

 (6)  PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment are summarized as follows as of December
        31:

                                                          1994         1993
                                                        ----------   ----------
        Building and improvements                       $  530,043   $  393,705
        Machinery and equipment                          2,094,390    1,279,707
        Automotive equipment                                25,148       19,235
        Furniture and fixtures                              90,294       75,136
                                                        ----------   ----------
                Total cost                               2,739,875    1,767,783

        Less- accumulated depreciation and amortization    499,594      343,447
                                                        ----------   ----------
                Net property, plant and equipment       $2,240,281   $1,424,336
                                                        ==========   ==========

        The Company received Community Development Block Grant (CDBG) funds through the City of Yale totaling $387,035 and land with a value of $25,000. These grants have been recorded as a credit in the property accounts and will be amortized into income over the life of the assets acquired.

        The Company has commitments for the purchase and installation of
          1.5 million of fixed assets at the Yale facility between July 1, 1993 and June 30, 1995. This commitment has been met as of December 31, 1994. The Company also has an option to buy the facility for $1.00, subject to the purchase commitment being met.

                    MARGATE INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


 (7)  NOTES PAYABLE

        During 1994, MCC entered into a capital lease of machinery and equipment. The related note payable requires monthly payments of $2,102, bears interest at 3.7%, and matures in February 1997.

         MCC and Yale have a line of credit of $500,000 with monthly interest payments at .50% over the prime rate, the line of credit is collateralized by substantially all assets of Yale and MCC.

 (8)  DEFERRED GAIN ON SALE OF NHF COMMON STOCK

        The sale of NHF common stock in 1990 provided cash proceeds of $1,500,000 and a six-year promissory note in the amount of $89,000.
          At that time, the gain on the sale of $561,811 was deferred because the financial condition of NHF raised significant doubts as to NHF's ability to meet financial commitments to the Pension Benefit Guaranty Corporation (PBGC). Margate is a guarantor of this pension liability, as explained in Note 2. As a result of significant improvement in NHF's operations, positive cash flows and scheduled timely payments on the PBGC obligation, the gain was recognized during 1993.

 (9)  INCOME TAXES

        The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

        At December 31, components of deferred income taxes include the following:


                                                 1994         1993
                                                 ----         ----
        Current deferred taxes-
          Gross assets                      $  34,000    $  11,000
                                            ---------    ---------
                  Current deferred
                    tax-assets                 34,000       11,000
                                            ---------    ---------
        Noncurrent deferred taxes-
          Gross assets                         98,000      458,000
          Gross liabilities                  (186,000)    (137,000)
                                            ---------    ---------
          Valuation allowance                    -        (197,000)
                                            ---------    ---------
                Net noncurrent deferred
                  tax-assets(liabilities)     (88,000)     124,000)
                                            ---------    ---------
                                            ---------    ---------
              Total deferred tax-assets
                (liabilities)               $ (54,000)   $ 135,000
                                            ---------    ---------
                                            ---------    ---------


                    MARGATE INDUSTRIES, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     The 1990 sale of the New Haven Foundry stock, as discussed in Note 8, resulted in a Federal tax capital loss to Margate. Due to the uncertainty of realization, a valuation allowance was established for this deferred tax asset in 1993. This capital loss carryforward expired during 1994.

     Deferred income taxes, included in the accompanying balance sheets, result from temporary differences related to the following items which are treated differently for financial reporting and tax reporting purposes.



                                                             1994           1993
                                                        ---------      ---------
          CDBG proceeds                                 $     -        $ 140,000
          Depreciation and amortization                  (186,000)      (105,000)
          Capital loss carryforward                            -         197,000
          Other postretirement benefits                    98,000         88,000
          Workers' compensation expense                    17,000         33,000
          Vacation expense                                 17,000             -
          Other                                               -          (21,000)
                                                        ---------      ---------

                      Total                              $(54,000)     $ 332,000
                                                        ---------      ---------
                                                        ---------      ---------

        The components of the provision for income taxes are as follows for the years ended December 31:


                                                             1994           1993           1992
                                                        ---------      ---------      ---------
          Current tax expense                           $ 170,000      $ 536,000      $ 204,000
          Deferred tax expense (benefit)                   49,000       (147,000)        90,000
          Operating and capital loss
             carryforwards                                    -              -         (167,000)
          Adjustment to valuation allowance                   -              -          167,000
                                                        ---------      ---------      ---------
          Provision for income taxes                    $ 219,000      $ 389,000      $ 294,000
                                                        ---------      ---------      ---------
                                                        ---------      ---------      ---------


        A reconciliation of the statutory tax rate to the effective tax rates recorded follows:


                                                             1994           1993           1992
                                                           ------         ------         ------
          Statutory rate                                      34%            34%            34%
          Earnings of unconsolidated subsidiary               (17)            (1)           (15)
          Deferred income related to CDBG proceeds             (1)            -              -
          Operating loss                                       -              -              (4)
          Recognition of previously deferred gain              -             (13)            -
          Other                                                (3)            -              -
                                                           ------         ------         ------
          Effective rate                                      13%            20%             15%
                                                           ------         ------         ------
                                                           ------         ------         ------


                    MARGATE INDUSTRIES, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


(10)  DIVIDENDS PAYABLE

          In December 1994, the Company declared a quarterly cash dividend of $.0150 per share of its common stock. The dividend is payable February 15, 1995 to shareholders of record at the close of business on January 13, 1995.

(11)  STOCK OPTIONS

          The following table sets forth stock options granted, exercised and canceled during the years ended December 31:


                                                  1994                 1993                   1992
                                           ------------------    ------------------    ------------------
                                                     Exercise              Exercise              Exercise
                                            Number    Price       Number    Price       Number    Price
                                           --------  --------    --------  --------    --------  --------
     Stock options outstanding at
       the beginning of the year            333,334     $1.45     166,667     $ .50     166,667      $.50
     Stock options granted                     -            -     100,000      1.50         -           -
     Stock options granted                     -            -     100,000      2.50         -           -
     Stock options granted                     -            -        -            -     240,000       .15
     Stock options granted                     -            -        -            -      20,000       .50
     Stock options exercised                (33,334)      .50     (33,333)      .50    (240,000)      .15
     Stock options canceled                 (40,000)       -         -            -     (20,000)      .50
                                           --------  --------    --------  --------    --------  --------

     Stock options outstanding at
       the end of the year                  260,000     $1.65     333,334     $1.45     166,667      $.50
                                           --------  --------    --------  --------    --------  --------
                                           --------  --------    --------  --------    --------  --------




          Outstanding employee options of 60,000 shares of stock are exercisable at a maximum of 20,000 per year, through 1997.

          In addition, pursuant to the agreement for the sale of 55% of NHF (in
               1990), stock options were granted to the owner of Wesley Industries for 100,000 shares at a price of $1.50 and 100,000 shares at a price of $2.50. The options are exercisable at any time, provided that the owner of Wesley Industries holds a minimum 55% ownership interest in NHF and the Company also holds an ownership interest in NHF.

                    MARGATE INDUSTRIES, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



(12)  CASH FLOWS

          A reconciliation of net income to net cash flows provided by (used in) operating activities is as follows for the years ended December 31:


                                                                  1994           1993           1992
                                                            ----------     ----------     ----------
          Net income                                        $1,444,870     $1,245,924     $1,681,584
          Adjustments to reconcile net
            income to net cash from
            operating activities-
               Depreciation and amortization                   157,548         91,512         74,050
               Gain on sale of marketable
                 securities                                         -          (6,962)           -
               Loss on sale of property,
                 plant and equipment                                -          18,710            -
               Equity in income of Investee
                 company                                      (858,313)       (20,200)      (863,810)
               Deferred income tax provision                    49,000       (225,000)        90,000
               Deferred gain on sale of
                 New Haven Foundry Common Stock                     -        (561,811)           -
               Tax benefit of stock options
                 exercised                                     160,758            -              -
          Changes in assets and liabilities -
            Accounts receivable-
               Trade                                           142,643       (252,193)         1,875
               Related parties                                 101,466         61,540        443,067
            Inventories                                        (59,107)       (25,143)        18,859
            Prepaid expenses and other                        (464,973)       (32,322)       (21,989)
            Accounts payable                                    99,992        131,965        (46,526)
            Accrued income tax                                (351,000)       166,000        185,000
            Accrued workers' compensation                       14,420        (29,068)       (74,352)
            Accrued salaries and wages                         (25,318)        29,660         16,107
            Accrued single business tax                          1,500        (28,488)           988
            Other accrued liabilities                          (67,653)        75,257        (20,875)
            Accrued pension and retiree
               health benefits                                  25,997        262,027             -
            Deferred taxes                                     140,000             -              -
                                                            ----------     ----------     ----------
                    Net cash provided by
                      operating activities                   $ 511,830      $ 901,408     $1,483,978
                                                           -----------    -----------     ----------
                                                           -----------    -----------     ----------


                    MARGATE INDUSTRIES, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


(13)  LEASE COMMITMENTS

     MCC leases its building under an operating lease agreement which expires in September 1998. This lease requires the Company to pay all maintenance and insurance.

     Minimum payments under these leases are as follows:

                    1995                                       $108,500
                    1996                                        108,500
                    1997                                        108,500
                    1998                                         85,900
                                                               --------
                                                               $411,400
                                                               --------
                                                               --------

     Rental expense for these leases in 1994, 1993 and 1992 was approximately $103,000, $115,000 and $138,000, respectively.

(14)  OTHER POSTRETIREMENT BENEFITS

     In December 1990, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 106 on Accounting for Postretirement Benefits Other Than Pensions ("SFAS 106"). The new standard requires that the expected cost of these benefits be charged to expense during the years that the employees render service.

     The cumulative effect at January 1, 1993 of adopting SFAS 106 was to reduce net income by $150,410 ($228,410 before tax), or $.03 per share. The effect of this change reduced 1993 income before cumulative effect of accounting change by $23,617 ($33,617 before tax).

                    MARGATE INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     The following table sets forth the plan's funded status reconciled with the amount shown in the Company's consolidated balance sheet at December 31:

                                                                            1994           1993
                                                                      ----------     ----------
          Accumulated postretirement benefit
            obligation-
            Retirees                                                  $      -        $    -
            Fully eligible active plan participants                       77,295         64,693
            Other active plan participants                               191,083        197,334
                                                                      ----------     ----------
                                                                       $ 268,378      $ 262,027
                                                                      ----------     ----------
                                                                      ----------     ----------

          Unrecognized net loss from past experience
            different from that assumed and from
            changes in assumptions                                     $  19,646      $   2,565
          Accrued postretirement benefit cost                            268,378        259,462
                                                                      ----------     ----------
          Accrued postretirement benefit cost                          $ 288,024      $ 262,027
                                                                      ----------     ----------
                                                                      ----------     ----------




     The Company's postretirement healthcare and life insurance plan is not funded as the Company funds benefits on a pay-as-you-go basis.

     Net periodic postretirement benefit costs included the following components:


                                                                            1994           1993
                                                                      ----------     ----------
          Service cost - benefits attributed to
            service during the period                                    $11,937       $ 12,779
          Interest cost on accumulated other
            postretirement benefit obligation                             16,625         18,273
          Recognition of transition obligation                               -          228,410
                                                                      ----------     ----------

          Net periodic other postretirement
            benefit cost                                                 $28,562        $259,46
                                                                      ----------     ----------
                                                                      ----------     ----------



     For measurement purposes, a 10.6 and 11.2 percent annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 1994 and 1993, respectively; the rate was assumed to decrease gradually to 5 and 6 percent, respectively, in 2007 and remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed healthcare cost trend rate by 1 percentage point in each

                    MARGATE INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

          year would increase the accumulated postretirement benefit obligation as of December 31, 1994 and 1993 by $73,239 and $57,813, respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the years then ended by $8,885 and $7,000, respectively.

     The discount rate used in determining the accumulated postretirement benefit obligation was 8 and 7 percent as of December 31, 1994 and 1993, respectively.

(15)  CONTINGENCIES

     NHF, the Company's 45% owned equity investee, has entered into discussions with the Michigan Department of Natural Resources ("MDNR") and United States Environmental Protection Agency ("EPA") regarding used foundry sand on its property. Based on results of preliminary investigation, some portions of the sand pile are known to contain levels of heavy metals which exceed environmental standards established by the EPA, although not all portions have been tested. Although no litigation is currently pending or threatened with respect to this matter, NHF has engaged environmental consultants to assist in developing a remediation plan to submit voluntarily to the MDNR and EPA for approval. NHF has identified several options to remediate the sand including on-site treatment, off-site disposal, treatment and use in other products, or capping in place. Costs associated with these alternatives are currently estimated to range from $200,000 to $6,000,000, and NHF has recorded a reserve of $200,000. The low estimate of the range assumes that no additional portions of the sand pile will contain heavy metal exceeding environmental standards. Each of these alternatives is being actively researched and NHF management has not yet determined which of these options is most economically viable. On the basis of preliminary investigations performed to date, NHF does not believe that future costs associated with either the investigation or any potential remedial action will ultimately have a materially adverse effect on NHF's financial position. Results of further investigation and testing performed during 1995 are expected to provide management with the additional information necessary to more definitely assess the impact on NHF's future results of operations. The ultimate outcome of this matter is not known at this time and management is unable to predict whether the resolution of this matter will have a materially adverse effect on the Company's financial position and future results of operations.

(16)  SUBSEQUENT EVENT

     In February 1995, the Company acquired a 40% interest in an engineering service company. In exchange for its ownership interest, the Company has guaranteed a $500,000 line of credit for the acquired company.

                                NEW HAVEN FOUNDRY


              FINANCIAL STATEMENTS AS OF DECEMBER 31, 1994 AND 1993


                          INDEX OF FINANCIAL STATEMENTS




Report of Independent Public Accountants

Balance Sheets as of December 31, 1994 and 1993

Statements of Operations for the Years Ended December 31, 1994, 1993, and 1992

Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1994, 1993 and 1992

Statements of Cash Flows for the Years Ended December 31, 1994, 1993, and 1992

Notes to Financial Statements

Schedule II - Valuation and Qualifying Accounts

                    Report of Independent Public Accountants


To the Board of Directors
New Haven Foundry:

We have audited the accompanying balance sheets of NEW HAVEN FOUNDRY ("Company")(a Michigan corporation) as of December 31, 1994 and 1993, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Haven Foundry as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As explained in Note 11 to the financial statements, the Company has become aware of used foundry sand on its property which contains levels of heavy metals that exceed environmental standards, and is currently reviewing alternatives to remediate this situation. Although no litigation is currently pending or threatened, the Company has engaged environmental consultants to assist in developing a remediation plan. The Company is presently developing its available options and has not decided upon a single alternative, although preliminary estimated costs of the alternatives under study range from $200,000 to $6,000,000. The ultimate cost to resolve this matter, in excess of reserves currently provided and impact on the financial statements of New Haven Foundry, is not known at this time.

As explained in Note 9 to the financial statements, effective January 1, 1993, the Company changed its method of accounting for postretirement benefits other than pensions.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index of Financial Statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                     Arthur Andersen, LLP

Detroit, Michigan,
  March 22, 1995.

                                NEW HAVEN FOUNDRY


                                 BALANCE SHEETS

                        AS OF DECEMBER 31, 1994 AND 1993


                    ASSETS                          1994           1993
                    ------                       -----------    -----------
CURRENT ASSETS:
  Cash                                           $    37,374    $    21,689
  Accounts receivable-
    Trade, net of allowance for doubtful
      accounts of $25,000 and $69,000
      for 1994 and 1993, respectively              9,836,525      4,369,145
    Other                                             89,779        207,010
  Inventories                                      1,720,915      3,342,596
  Prepaid expenses-
    Tooling                                          380,845        717,071
    Insurance and other                               50,872         67,240
    Federal income tax                                99,633            -
  Deferred tax assets                                398,000        189,000
                                                 -----------    -----------
        Total current assets                      12,613,943      8,913,751
                                                 -----------    -----------
PROPERTY, PLANT AND EQUIPMENT:
  Land and improvements                              509,325        342,007
  Building and improvements                        3,850,495      3,752,243
  Machinery and equipment                         12,387,523     11,449,241
  Pollution control equipment                      2,552,955      1,969,019
  Vehicles                                           156,231        124,445
  Furniture and fixtures                             464,701        305,650
  Construction in progress                         1,255,236      1,144,804
                                                 -----------    -----------
                                                  21,176,466     19,087,409
  Less- Accumulated depreciation
    and amortization                              12,289,580     11,911,364
                                                 -----------    -----------
        Net property, plant and equipment          8,886,886      7,176,045
                                                 -----------    -----------
OTHER ASSETS:
  Maintenance repair parts                         1,201,933        939,414
  Prepaid pension cost                                -             345,427
                                                 -----------    ------------
        Total other assets                         1,201,933      1,284,841
                                                 -----------    -----------

                                                 $22,702,762    $17,374,637
                                                 -----------    -----------
                                                 -----------    -----------


        The accompanying notes are an integral part of these statements.

                                NEW HAVEN FOUNDRY


                                 BALANCE SHEETS

                        AS OF DECEMBER 31, 1994 AND 1993
                                   (Continued)



      LIABILITIES AND STOCKHOLDERS' EQUITY           1994          1993
      ------------------------------------       -----------    -----------
CURRENT LIABILITIES:
  Accounts payable-
    Trade                                         $2,398,086    $ 2,188,814
    Related parties                                  512,721        769,161
  Accrued salaries and wages                         609,002        465,430
  Notes payable-
    Bank                                           7,240,615      5,411,148
    Related party                                       -           200,000
  Current portion of long-term debt                  109,355        169,318
  Accrued income taxes                                  -             4,405
  Accrued commissions - related parties              164,190        106,153
  Current portion of accrued pension cost            633,000        512,000
  Other accrued liabilities                        1,078,746        460,267
                                                 -----------    -----------
        Total current liabilities                 12,745,715     10,286,696
                                                 -----------    -----------

LONG-TERM DEBT - less current portion                 55,200        164,555
                                                 -----------    -----------
ACCRUED EMPLOYEE BENEFITS:
  Retiree health                                   2,647,568      1,424,746
  Pension cost - less current portion              1,366,714      1,632,437
  Workers' compensation                              750,000        636,000
                                                 -----------    -----------
        Total accrued employee benefits            4,764,282      3,693,183
                                                 -----------    -----------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 stated value per
    share, 65,960 shares authorized,
    issued and outstanding                               660            660
  Paid in for common stock in excess of
    stated value                                   6,597,602      6,597,602
  Accumulated deficit                             (1,460,697)    (3,368,059)
                                                 -----------    -----------
        Total stockholders' equity                 5,137,565      3,230,203
                                                 -----------    -----------

                                                 $22,702,762    $17,374,637
                                                 -----------    -----------
                                                 -----------    -----------



        The accompanying notes are an integral part of these statements.

                                NEW HAVEN FOUNDRY


                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992




                                              1994          1993           1992
                                           -----------   -----------    -----------
NET SALES                                  $55,816,957   $46,935,738    $38,746,392

COST OF SALES                               47,535,223    41,240,262     33,883,949
                                           -----------   -----------    -----------
GROSS PROFIT                                 8,281,734     5,695,476      4,862,443

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                   4,691,830     4,764,813      2,028,912
                                           -----------   -----------    -----------
OPERATING INCOME                             3,589,904       930,663      2,833,531

INTEREST EXPENSE                               429,542       352,772        463,954
                                           -----------   -----------    -----------
INCOME BEFORE PROVISION FOR
  INCOME TAXES                               3,160,362       577,891      2,369,577

PROVISION FOR INCOME TAXES                   1,253,000       533,000        450,000
                                           -----------   -----------    -----------

NET INCOME                                  $1,907,362   $    44,891    $ 1,919,577
                                           -----------   -----------    -----------
                                           -----------   -----------    -----------


NET INCOME PER SHARE OF COMMON
  STOCK                                       $28.92       $ 0.68          $29.10
                                              ------       ------          ------
                                              ------       ------          ------



        The accompanying notes are an integral part of these statements.

                                NEW HAVEN FOUNDRY


                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992





                                                                 Paid in
                                           Common Stock        for Common
                                        -------------------       Stock
                                        Number                  in Excess                             Total
                                          of                    of Stated      Accumulated         Stockholders
                                        Shares       Amount       Value          Deficit              Equity
                                        -------      ------     ----------     ------------         ---------

BALANCE - December 31, 1991             65,960         660       6,597,602      (5,332,527)         1,265,735

   Net Income                             -             -            -           1,919,577          1,919,577
                                        -------       ----      ----------      ----------          ---------

BALANCE - December 31, 1992             65,960         660       6,597,602      (3,412,950)         3,185,312


   Net Income                             -             -            -              44,891             44,891
                                        -------       ----      ----------      ----------          ---------

BALANCE - December 31, 1993             65,960         660       6,597,602      (3,368,059)         3,230,203

   Net Income                             -             -             -          1,907,362          1,907,362
                                        -------       ----      ----------      ----------          ---------

BALANCE - December 31, 1994             65,960         660       6,597,602      (1,460,697)         5,137,565
                                        -------       ----      ----------      ----------          ---------
                                        -------       ----      ----------      ----------          ---------


        The accompanying notes are an integral part of these statements.

                                NEW HAVEN FOUNDRY


                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992



                                                      1994                1993                1992
                                                  ------------        ------------        ------------
INCREASE (DECREASE) IN CASH:
  Cash flows from operating activities-
    Cash received from customers                  $ 50,394,076        $ 47,247,900        $ 36,903,965
    Cash paid to suppliers and employees           (46,927,337)        (44,410,983)        (34,578,853)
    Interest paid                                     (508,079)           (399,285)           (419,495)
    Income taxes paid                               (1,560,000)           (821,819)           (100,000)
                                                  ------------        ------------        ------------
        Net cash provided by operating
          activities                                 1,398,660           1,615,813           1,805,617
                                                  ------------        ------------        ------------

  Cash flows from investing activities-
    Purchase of property, plant and equipment       (2,859,230)         (1,738,792)         (2,036,811)
    Proceeds from sale of property, plant
      and equipment                                     16,106              -                    3,780
                                                  ------------        ------------        ------------

        Net cash used in investing
          activities                                (2,843,124)         (1,738,792)         (2,033,031)
                                                  ------------        ------------        ------------
  Cash flows from financing activities-
    Principal payments under long-term
      obligations                                     (169,318)           (765,489)           (782,106)
    Proceeds of short-term debt, net                 1,829,467             588,421           1,622,579
    Proceeds (repayments) of related
      party advances, net                             (200,000)            277,686            (257,686)
                                                  ------------        ------------        ------------
        Net cash provided by
          financing activities                       1,460,149             100,618             582,787
                                                  ------------        ------------        ------------

INCREASE (DECREASE) IN CASH                             15,685             (22,361)            355,373

CASH (BANK OVERDRAFT) - Beginning of year               21,689              44,050            (311,323)
                                                  ------------        ------------        ------------

CASH - End of year                                $     37,374        $     21,689        $     44,050
                                                  ------------        ------------        ------------
                                                  ------------        ------------        ------------


        The accompanying notes are an integral part of these statements.

                                NEW HAVEN FOUNDRY

                          NOTES TO FINANCIAL STATEMENTS


 (1)  SIGNIFICANT ACCOUNTING POLICIES

          ORGANIZATION AND BUSINESS

               New Haven Foundry (the Company) is a 55% owned subsidiary of
                 Wesley Industries, Inc. (Wesley) and is involved in the manufacture of small and medium-sized grey iron castings that are sold primarily to the North American automotive industry. Margate Industries, Inc. (Margate) holds the remaining 45% interest.

               Export sales totaled approximately $131,000 and $1,109,000 for the years ended December 31, 1993 and 1992, respectively. There were no export sales in 1994. Net sales to significant customers were as follows:


                         Customer                         1994            1993             1992
                         --------                      -----------     -----------      ------------
                    Chrysler Corporation               $44,771,000     $37,006,000      $29,759,000
                    Kelsey-Hayes Corporation             4,204,000          -                -
                    Detroit Diesel Corp.                 1,624,000       2,468,000        2,707,000

          INVENTORIES

               Inventories are stated at the lower of cost, determined on the first-in, first-out method, or market. Specialized maintenance repair parts are expensed when used. The age of the Company's foundry requires substantial carrying levels of maintenance repair parts to ensure continuity of production in the event of equipment failure. Inventories, net of valuation reserves, are comprised of the following at December 31, 1994 and 1993:


                                                          1994            1993
                                                       ----------      ----------
                 Raw materials and containers          $  390,915      $  328,596
                 Finished goods                         1,330,000       3,014,000
                                                       ----------      ----------
                          Total production inventories  1,720,915       3,342,596

                 Maintenance repair parts               1,201,933         939,414
                                                       ----------      ----------
                          Total inventories            $2,922,848      $4,282,010
                                                       ----------      ----------
                                                       ----------      ----------

                                NEW HAVEN FOUNDRY

                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)



          TOOLING

               The planned cost of customer tooling in excess of the customer's purchase price and amounts recoverable through products' unit selling price are deferred and amortized over a three year period.

          PROPERTY, PLANT AND EQUIPMENT

               Property, plant and equipment is recorded at cost.  Costs of maintenance and repairs are charged to expense when incurred. Major renewals and improvements are capitalized. Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets.

               Estimated useful lives for assets in the various classes of property, plant, and equipment are as follows:

                         Land improvements                       10   Years
                         Buildings and improvements              40   Years
                         Machinery, equipment and fixtures       5-14 Years
                         Vehicles                                5    Years


          REVENUE RECOGNITION

               Revenues from sales of the Company's products are recognized upon shipment of such products to its customers.


          NET INCOME PER SHARE OF COMMON STOCK

               Net income per share of common stock is based upon the
                 weighted average number of shares of 65,960 outstanding during the years ended December 31, 1994, 1993, and 1992.

          RECLASSIFICATIONS

               Certain amounts in the 1993 and 1992 financial statements have been reclassified to conform to 1994 presentation.

                                NEW HAVEN FOUNDRY

                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)


 (2)   RELATED PARTY TRANSACTIONS

          Effective July 1, 1990, Wesley purchased 55% of the Company's voting common stock from Margate. Pursuant to the Stock Purchase Agreement, as amended, for a period of fifteen years or as long as Margate retains a stock interest in the Company, whichever is longer, in exchange for marketing and management services the Company pays Margate and Wesley each 3% of the amount of the Company's annual gross sales between $35,000,000 and $40,000,000, plus $150,000. On annual gross sales over $40,000,000, Margate and Wesley will each receive an additional 2% of annual gross sales. The Company was charged by Margate and Wesley $607,000, $409,963, and $253,574 each during 1994, 1993, and 1992, respectively, to satisfy this obligation.

          Michigan Casting Corporation (MCC) and Brown City Casting Corp, doing business as Yale Industries, Inc. (Yale) effective
            June 21, 1993, are subsidiaries of Margate, and provide cleaning and finishing services to the Company. The management of Margate and the Company mutually agree upon the pricing and terms of these transactions, such that they are at prices and terms equivalent to those available to and transacted with unrelated parties. Margate and its subsidiaries charged the Company $4,990,716, $5,140,540, and $4,321,411 for services rendered during 1994, 1993, and 1992, respectively.

          The Company purchases coating services from an affiliated company. Charges for these services were $1,488,426, $1,409,182, and $650,925 in 1994, 1993, and 1992,
            respectively.

          A director of the Company is associated with a firm which acts as a sales representative for the Company. The firm charged the Company $436,813, $396,876, and $379,183 for services rendered during 1994, 1993 and 1992, respectively.

          The Company incurred costs of $20,000, and $28,500 during 1994 and 1993 for administrative and accounting services provided by Wesley.

                                NEW HAVEN FOUNDRY

                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)


          During 1994, 1993 and 1992, the Company incurred interest charges of $2,125, $45,862 and $39,543, respectively, on overdue accounts payable and notes payable to Margate.

          Any unpaid balances of the aforementioned charges are included in the related party balances in the accompanying balance sheets.

          During 1992, the Company borrowed $600,000 from Margate with principal payable of $100,000 per month beginning October 1, 1993 and expiring March 1, 1994, plus interest at 2% over prime payable monthly beginning February 1, 1993.

          The Company leased certain equipment under a capital lease from Margate. During the current year, this lease expired and no additional capital leases were entered into with Margate.
            The amount payable to Margate was $28,700 at December 31, 1993.

 (3)  NOTES PAYABLE

          The Company has outstanding notes payable to a bank consisting of borrowings under a short-term line of credit agreement. Borrowings under the line of credit agreement require monthly interest payments at 1.25% over the prime rate and are limited to the sum of the following, as defined in the agreement; (a) 80% of eligible accounts receivable;
            (b) the lesser of 50% of eligible inventories or $2,000,000;
            and (c)$1,125,000, which is reduced $50,000 per month beginning January 1, 1995. All amounts outstanding under this line of credit are due on demand and are collateralized by substantially all assets of the Company. The interest rates at December 31, 1994, 1993 and 1992 were 9.75%, 7.5%, and 7.75%, respectively.

                                NEW HAVEN FOUNDRY

                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)


 (4)  LONG-TERM DEBT

          Long-term debt is comprised of the following as of December 31:


                                                            1994         1993
          Working capital loan under note agreement
            with a significant customer, requiring
            monthly payments of $11,665 plus interest
            at the greater of 10.5% or the prime rate
            through August 1995, collateralized by
            substantially all assets of the Company,
            subject to subordination to the notes
            payable and is guaranteed by Wesley
            Industries, Delbert W. Mullens and
            Lula S. Mullens                             $   81,755  $  221,735



          Non-interest bearing obligation payable to a
            former employee requiring annual payments
            of $27,600 through 1997, cancelable upon
            the death of the former employee                82,800     110,400


          Other                                               -          1,738

                                                        ----------   ---------
                    Total                                  164,555     333,873

                    Less- Current portion of
                      long-term debt                       109,355     169,318
                                                        ----------   ---------
                                                        $   55,200   $ 164,555
                                                        ----------  ----------
                                                        ----------  ----------


          Maturities of long-term debt at December 31, 1994, are as follows:

                  1995                            $109,355
                  1996                              27,600
                  1997                              27,600
                                                  --------
                                                  $164,555
                                                  --------
                                                  --------


          During 1988, the Company terminated an employment agreement with a former employee and entered into a new agreement that requires annual payments of $27,600 through 1997. If the Company fails to perform any obligation under the terms of the new agreement, the former employee may enforce a claim against the Company under the terms of the former agreement for unpaid compensation and interest totaling $442,382. The Company is contingently liable for $359,582, which represents the difference between the potential claim under the former agreement of $442,382 and the obligation accrued under the new agreement, totaling $82,800 at December 31, 1994.

                                NEW HAVEN FOUNDRY

                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)


 (5)  PENSION PLANS

          The Company has two qualified noncontributory defined benefit pension plans covering substantially all of its employees. Pension costs are actuarially determined and prior service costs are amortized over the estimated remaining service period of active employees. Benefits under the hourly employees plan are based on years of credited service and retirement date. Benefits under the salaried employees plan are based on years of credited service and compensation.

          The following table sets forth the funded status of the Company's pension plans for hourly and salaried employees and amounts recognized in the balance sheets at December 31, 1994 and 1993. The plan years used for the actuarial computations are for the years ending September 30, 1994 and 1993.


                                                   1994                       1993
                                        -------------------------   --------------------------
                                           Hourly        Salary       Hourly         Salary
                                        -----------    ----------   ----------     -----------

         Actuarial present value of
           vested benefit obligation    $6,927,479     $2,499,396   $7,941,023     $2,618,472
                                       -----------    -----------  -----------    -----------

           Accumulated benefit
             obligation                 $7,387,911     $2,552,920   $8,002,325     $2,690,522
                                       -----------    -----------  -----------    -----------
                                       -----------    -----------  -----------    -----------

         Projected benefit obligation   $7,387,911     $3,194,727   $8,002,325     $3,285,812
         Plan assets at fair value       5,458,019      3,331,076    5,857,888      3,452,962
                                       -----------    -----------  -----------    -----------

         Projected benefit obligation
           less than (in excess of)
           plan assets                  (1,931,892)       136,349   (2,144,437)       167,150
         Unrecognized net loss (gain)      (13,494)       122,447      351,703        148,660
         Prior service (gain) cost not
           yet recognized in net
           periodic pension cost          (571,808)        62,984     (623,725)        70,947
         Unrecognized net transition
           amount at January 1, 1988       456,900       (261,200)     522,200       (291,500)
         Adjustment required to
           recognize minimum liability         -              -       (250,178)           -
                                       -----------    -----------  -----------    -----------

         Prepaid (accrued) pension
           cost                         (2,060,294)        60,580   (2,144,437)        95,257

         Less- Current portion             633,000           -         512,000            -
                                       -----------    -----------  -----------    -----------
         Long-term prepaid
           (accrued) pension cost      $(1,427,294)   $    60,580  $(1,632,437)   $    95,257
                                       -----------    -----------  -----------    -----------
                                       -----------    -----------  -----------    -----------

                                NEW HAVEN FOUNDRY

                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)


          Net periodic pension cost for 1994, 1993, and 1992 included the following components:


                                           1994                  1993                     1992
                                   --------------------  ---------------------   ----------------------
                                    Hourly     Salary       Hourly     Salary       Hourly      Salary
                                  ---------   ---------   ---------   ---------    ---------  ---------
      Service cost - benefits
        earned during
        the year                  $ 130,280   $ 102,294   $  92,989   $ 103,699   $   93,622  $  96,003
      Interest cost on
        projected benefit
        obligation                  538,274     223,358     577,055     232,007      516,016    234,735
      Actual (gain) loss on
        plan assets                 (80,923)   (268,638)   (463,619)   (264,536)    (534,269)  (268,567)
      Net amortization
        and deferral               (352,173)   ( 22,337)     29,274     (18,608)      24,150    (32,596)
                                  ---------   ---------   ---------   ---------    ---------  ---------
                Net periodic
                  pension cost    $ 235,458   $  34,677   $ 235,699   $  52,562    $  99,519  $  29,575
                                  ---------   ---------   ---------   ---------    ---------  ---------
                                  ---------   ---------   ---------   ---------    ---------  ---------

          The discount rate used in determining the actuarial present value of the projected benefit obligations was 8%, 7% and 8% for the years ended December 31, 1994, 1993, and 1992, respectively. The rate of increase in future compensation levels for the salaried plan was 4% and the expected long-term rate of return on assets was 8% for the years ended 1994, 1993, and 1992, respectively.

          The Company's funding policy for these plans is to make the minimum annual contributions required by applicable regulations. The Company has received authorization from the Internal Revenue Service to defer minimum funding required for its pension plans for the years 1981 through 1984 and 1986. The Company is funding its deferred obligations over a 15 year period. The Pension Benefit Guaranty Corporation has second and third liens on all Company assets as collateral for the funding waivers. Total contributions, including interest, to be made by the Company in future years against the deferred portion of the pension obligations are as follows:


                                                     Annual
                          Years                   Contributions
                          -----                   -------------
                          1995                     $  312,204
                          1996                        252,195
                          1997                        191,878
                          1998                        126,209
                          1999 and 2000                60,422

          These amounts are included in the accrued pension amounts in the accompanying balance sheet.

                                NEW HAVEN FOUNDRY

                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)


 (6)  WORKERS' COMPENSATION

          The Company is self-insured for a substantial portion of its workers' compensation claims. Generally, the maximum annual loss exposure is 75 percent to 110 percent of the normal workers' compensation insurance premiums. Losses in excess of those amounts are insured up to an aggregate limit of $5,000,000. The Company's maximum exposure per claim varies by policy period from $100,000 to $250,000. As of December 31, 1994, the Company had outstanding letters of credit in the amount of $200,000 and $150,000, which were fully collateralized by the Company's line of credit. The letters of credit secure the Company's workers' compensation obligations.

 (7)  INCOME TAXES

          The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

          At December 31, 1994, the Company has available operating loss carryforwards for financial reporting and tax purposes of approximately $2,078,000. These losses were incurred prior to the change in ownership in 1990. As a result of the ownership change, the amount utilized in any one year cannot exceed approximately $208,000. These losses can be carried forward to future years, through 2005. The Company used $208,000 of these carryforwards to offset taxable income in 1994.

          At December 31, the components of deferred income taxes include the following:



                                                           1994           1993
                                                       -----------    -----------
               Current deferred taxes-
                 Gross assets                          $   398,000    $   189,000
                 Gross liabilities                            -              -
                                                       -----------    -----------
                   Net current deferred tax assets         398,000        189,000

               Noncurrent deferred taxes-
                 Gross assets                            2,395,000      2,130,000
                 Gross liabilities                        (697,000)      (631,000)
                                                       -----------    -----------
                   Net noncurrent deferred tax assets    1,698,000      1,499,000
                                                       -----------    -----------
               Valuation allowance                      (1,698,000)    (1,499,000)
                                                       -----------    -----------
                   Total deferred tax assets           $   398,000    $   189,000
                                                       -----------    -----------
                                                       -----------    -----------

                                NEW HAVEN FOUNDRY

                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)



          The tax effects of cumulative temporary differences at December
            31, are as follows:


                                                     1994            1993
                                                 -------------   ------------
               Depreciation                       $ (677,000)     $ (631,000)
               Pension expense                       680,000         644,000
               Postretirement benefits               810,000         400,000
               Workers' compensation expense         255,000         309,000
               Vacation expense                      165,000         159,000
               Other                                 157,000          30,000
               Operating loss carryforward           706,000         777,000
                                                  ----------      ----------
                       Total                      $2,096,000      $1,688,000
                                                  ----------      ----------
                                                  ----------      ----------


          The components of the provision for income taxes are as follows for the years ended December 31:


                                                     1994           1993          1992
                                                  ----------    -----------   -----------
               Current tax expense                $1,482,000    $   843,000  $   450,000
               Deferred tax expense, exclusive
                 of operating loss
                 carryforwards                      (358,000)      (571,000)    (318,000)
               Operating loss
                 carryforwards                       (70,000)       (70,000)   1,359,000
               Adjustment to valuation
               allowance                             199,000        331,000   (1,041,000)
                                                   ---------     ----------   ----------
               Provision for income taxes         $1,253,000    $   533,000   $  450,000
                                                   ---------     ----------   ----------
                                                   ---------     ----------   ----------


          The effective tax rates for the years ended December 31, 1994, 1993, and 1992, are different from the statutory rate of 34% as follows:


                                                            1994   1993   1992
                                                            ----   ----   ----
               Statutory rate                                34%    34%    34%
               Excess of book loss over tax loss
                 on disposal of property                      1%     -      -
               Operating losses utilized, not                (2%)   (2%)   57%
                 benefited previously
               Change in valuation reserve                    6%    57%   (44)%
               Other                                          1%     3%   (28)%
                                                             ---    ---   ---
               Effective rate                                40%    92%    19%
                                                             ---    ---   ---
                                                             ---    ---   ---

                                NEW HAVEN FOUNDRY

                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)



 (8)  CASH FLOWS

          The reconciliation of net income to net cash provided by operating activities is as follows:


                                                                      1994               1993               1992
                                                                  -----------         ----------          ----------
         Net income                                              $  1,907,362        $    44,891         $ 1,919,577
         Adjustments to reconcile net income
           to net cash provided by
           operating activities-
             Depreciation and amortization                            998,381            880,447             835,702
             Provision for (recovery of) losses
                on accounts receivable                                (44,499)            61,234             (18,573)
             Loss on disposal of equipment                            133,902               -                 96,275
             Changes in assets and liabilities-
               Accounts receivable-
                 Trade                                             (5,422,881)           311,929          (1,832,197)
                 Other                                                117,231           (143,969)            (10,230)
               Inventories, net                                     1,359,162             42,736             317,286
               Prepaid expenses and other                             598,388           (201,790)           (516,818)
               Deferred tax assets                                   (209,000)          (189,000)               -
               Accounts payable                                      (293,912)           (64,137)            334,508
               Accrued pension                                       (144,723)           320,942             (37,111)
               Accrued retiree health                               1,469,566          1,178,001                -
               Accrued workers compensation                           114,000               -                   -
               Accrued commissions                                     58,037           (400,194)            (65,504)
               Other accrued liabilities                              757,646           (225,277)            782,702
                                                                  -----------        -----------         -----------
         Net cash provided by operating activities                 $1,398,660        $ 1,615,813         $ 1,805,617
                                                                  -----------        -----------         -----------
                                                                  -----------        -----------         -----------

                                NEW HAVEN FOUNDRY

                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)


 (9)  POSTRETIREMENT EMPLOYEE BENEFITS

          Employees retiring from the Company are entitled to postretirement health care and life insurance benefits. These benefits are based on years of credited service and the age of the participant. The Company may amend or change the plan periodically.

          In December 1990, the Financial Accounting Standards Board issued
            Statement of Financial Accounting Standards No. 106 on Accounting for Postretirement Benefits Other Than Pensions ("SFAS 106"). The new standard requires that the expected cost of these benefits must be charged to expense during the years that the employees render service. The Company implemented SFAS 106 in the first quarter of 1993 and the transition liability of $10,732,329 will be recognized over 20 years.

          The following table sets forth the plans' funded status as of December 31:


                                                                      1994           1993
                                                                      ----           ----
            Accumulated postretirement benefit
            obligation -
              Retirees                                            $  5,507,078   $  5,368,483
              Fully eligible active plan participants                2,651,217      2,049,495
              Other active plan participants                         4,348,100      4,317,775
                                                                  ------------   ------------
                                                                  $ 12,506,395   $ 11,735,753
                                                                  ------------   ------------
                                                                  ------------   ------------

            Accumulated postretirement benefit
              obligation in excess of plan assets                 $ 12,506,395   $ 11,735,753
            Unrecognized net loss from past
              experience different from that assumed                   268,603        149,189
              and from changes in assumptions

            Unrecognized net transition obligation                   9,590,224     10,161,818

                                                                   -----------    -----------
            Accrued postretirement benefit cost                   $  2,647,568   $  1,424,746
                                                                  ------------   ------------
                                                                  ------------   ------------


          The Company's postretirement healthcare and life insurance plan is not funded as the Company offers benefits on a pay-as-you-go basis. The amount of cash benefits paid under this plan for 1994, 1993, and 1992 were $394,767, $478,194 and $423,327, respectively.

                                NEW HAVEN FOUNDRY

                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)


          Net periodic postretirement benefit cost included the following components at December 31, 1994 and 1993:


                                                                 1994         1993
                                                                 ----         ----
               Service cost - benefits earned during the
                 period                                      $  353,685   $  303,784
               Interest cost on accumulated postretirement
                 benefit obligation                             821,441      858,586
               Amortization of transition obligation
                 over 20 years                                  570,511      570,511
               Net amortization and deferral                        358          -0-
                                                             ----------   ----------

               Net periodic postretirement benefit cost      $1,745,995   $1,732,881
                                                             ----------   ----------
                                                             ----------   ----------

          For measurement purposes, a 10.6% and 11.2% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for the years ended December 31, 1994 and 1993, respectively; the rate was assumed to decrease gradually to 5% and 6%, respectively, in 2007 and remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported.
            To illustrate, increasing the assumed healthcare cost trend rate by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1994 and 1993 by $2,351,964 and $1,553,548, respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the years then ended by $318,102 and $182,873, respectively.

          The discount rate used in determining the accumulated postretirement benefit obligation was 8 percent.

(10)  STOCK OPTIONS

          In connection with the Wesley purchase of 55% of the Company's voting common stock, Delbert Mullens, a shareholder of Wesley, received an option to purchase an additional 20% of the Company's stock from Margate for a price equal to the greater of $800,000 or book value. If this option is exercised, Margate can require that Mr. Mullens purchase the remaining 25% of the Company shares held by Margate for an amount equal to the greater of $1,800,000 or book value.

                                NEW HAVEN FOUNDRY

                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)


(11)  CONTINGENCIES

          The Company has entered into discussions with the Michigan
            Department of Natural Resources ("MDNR") and Environmental Protection Agency ("EPA") regarding used foundry sand on its property. Based on results of preliminary investigation, some portions of the sand pile are known to contain levels of heavy metals which exceed environmental standards established by the
            EPA, although not all portions have been tested. Although no litigation is currently pending or threatened with respect to this matter, the Company has engaged environmental consultants to assist in developing a remediation plan to submit voluntarily to the MDNR and EPA for approval. The Company has identified several options to remediate the sand including on-site treatment, off-site disposal, treatment and use in other products, or capping in place. Costs associated with these alternatives are currently estimated to range from $200,000 to $6,000,000, and the Company has recorded a
            reserve of $200,000.     The low estimate of the range assumes that
            no additional portions of the sand pile will contain heavy metals exceeding environmental standards. Each of these alternatives is being actively researched and Company management has not yet determined which of these options is most economically viable. Although the ultimate outcome of this matter is not known at this time, on the basis of preliminary investigations performed to date, the Company does not believe that future costs associated with either the investigation or any potential remedial action will ultimately have a materially adverse impact on the Company's financial position. Results of further investigation and testing performed during 1995 are expected to provide management with the additional information necessary to more definitively assess the impact on future results of operations.


          The Company is also party to an action brought by PIRGIM which alleges that the Company discharged potentially contaminated water into a stream which flows to settling ponds maintained by the Company. Settlement negotiations are underway and it is estimated that a civil penalty in the range of $35,000 to $100,000 will be paid by the Company to settle the litigation. The Company does not believe resolution of this matter will have a material adverse effect on the company's financial position or results of operations.

                                                                     SCHEDULE II




                                NEW HAVEN FOUNDRY


                        VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992



                                       Balance at      Charged to                 Balance at
          Year Ended                   Beginning       Costs and                     End
      December 31, 1992                 of Period       Expenses     Deductions    of Period
--------------------------------       ----------      ----------    ----------   ----------

Allowance for doubtful accounts        $   27,000      $  (19,000)   $            $    8,000
Valuation allowance for deferred
  taxes                                 2,209,000      (1,041,000)         -       1,168,000


          Year Ended
      December 31, 1993
--------------------------------
Allowance for doubtful accounts             8,000          61,000          -          69,000
Valuation allowance for deferred
  taxes                                 1,168,000         331,000          -       1,499,000

          Year Ended
      December 31, 1994
--------------------------------
Allowance for doubtful accounts            69,000          21,000        65,000       25,000
Valuation allowance for deferred
  taxes                                 1,499,000         199,000          -       1,698,000
Valuation allowance for inventories         -             100,000          -         100,000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   MARGATE INDUSTRIES, INC.



Dated:  March 30, 1995             By: /s/ William H. Hopton
                                      ----------------------
                                      William H. Hopton, President
                                      and Chief Executive Officer

                                   By: /s/ Fredrick G. Berlet
                                       ----------------------
                                       Fredrick G. Berlet, Treasurer,
                                       Principal Financial Officer and
                                       Principal Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                      Title                Date
     ---------                      -----                ----



/s/ Frederick G. Schriever   Chairman of the Board   March 30, 1995
--------------------------   and Director
Frederick G. Schriever



/s/ Delbert W. Mullens       Vice Chairman           March 30, 1995
--------------------------   and Director
Delbert W. Mullens



/s/ William H. Hopton        President, Chief        March 30, 1995
-------------------------    Financial Officer
William H. Hopton            and Director



/s/ David A. Widlak          Secretary and Director  March 30, 1995
-------------------------
David A. Widlak



/s/ Frederick G. Berlet      Treasurer and Director  March 30, 1995
-------------------------
Frederick G. Berlet