Form 10-Q
period 1995-03-31
MARGATE INDUSTRIES INC
filed 1995-05-15
CIK 761198

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1995
                              ------------------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               -----------------   ----------------

                         Commission File Number 0-13817


                                MARGATE INDUSTRIES, INC.
      --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                    84-8963939
- - ------------------------                     ----------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


129 N. Main Street      Yale, Michigan                                  48097
- - --------------------------------------                               -----------
(Address of principal executive offices)                              (Zip Code)


(Registrant's telephone number, including area code) (810) 387-4300
                                                      -------------

Indicate by check mark whether the Registrant 91) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                             Yes   X    No
                                                                 ------    -----
As of March 31, 1995, the Company had 4,659,614 shares of its $.005 Par Value Common Stock outstanding.

                            MARGATE INDUSTRIES, INC.

                                    FORM 10-Q


                                      INDEX

PART I:     FINANCIAL STATEMENTS                            PAGE(S)
- - ------      --------------------                            -------

Item 1.     Financial Information


            Consolidated Balance Sheets. . . . . . . . . . . .3-4


            Consolidated Income Statement. . . . . . . . . . . .5


            Consolidated Statements of Changes in
              Stockholders' Equity . . . . . . . . . . . . . . .6


            Consolidated Statements of Cash Flows. . . . . . . .7


            Notes to Consolidated Financial
              Statements . . . . . . . . . . . . . . . . . . 8-11



Item 2.     Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations. . . . . . . . . . . . . . . . . . 12



PART II:    OTHER INFORMATION. . . . . . . . . . . . . . . . . 13

                    MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS


                                              March 31         December 31
                                                1995              1994
                                             -----------       ------------
                                             (Unaudited)
ASSETS


CURRENT ASSETS

   Cash and cash equivalents                 $  310,961       $  573,957

   Marketable securities                        421,702          465,867

   Accounts receivable:

      Trade                                     392,830          308,637
      Related party                             940,426          651,957

   Notes receivable - related party              17,800           17,800

   Inventories - parts and supplies             107,555          104,572

   Prepaid expenses and other                    76,077          288,276

   Prepaid Federal income tax                   225,758          279,758

   Deferred tax asset                            34,000           34,000
                                             ----------       ----------
         Total Current Assets                 2,527,109        2,724,824

Investment in Investee Companies              2,553,112        2,311,712

Notes receivable - related parties               53,400           53,400


PROPERTY, PLANT AND EQUIPMENT
   At cost net of accumulated
   depreciation and amortization
   of $550,594 and $499,594
   at March 31, 1995 and December
   31, 1994, respectively                     2,459,867        2,240,281
                                             ----------       ----------
         Total Assets                        $7,593,488       $7,330,217
                                             ----------       ----------
                                             ----------       ----------

See Notes to Consolidated Financial Statements.

                     MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                              March 31      December 31
                                                1995           1994
                                             ----------     -----------
                                             (Unaudited)
LIABILITIES & STOCKHOLDER'S EQUITY


CURRENT LIABILITIES

   Accounts payable                          $  219,663     $  325,585
   Accrued salaries and wages                   115,295         53,354
   Dividend payable                              70,000         69,828
   Accrued workers' compensation                   (351)        49,000
   Accrued single business tax                   14,000          7,000
   Notes payable                                 23,771         23,771
   Other accrued liabilities                     90,980          7,604
                                             ----------     ----------
         Total Current Liabilities              533,358        536,142

DEFERRED TAX LIABILITY                           88,000         88,000

OTHER POSTRETIREMENT BENEFITS                   288,024        288,024

NOTES PAYABLE                                    20,572         26,433

STOCKHOLDERS' EQUITY

   Common stock, $.005 par value per
      share; 25,000,000 shares authorized,
      4,659,614 and 4,655,614 shares issued
      and outstanding at March 31, 1995 and
      December 31, 1994, respectively            23,298         23,278
   Paid in for common stock in excess
      of par value                            7,519,729      7,517,749
   Accumulated deficit                         (879,493)    (1,149,409)
                                             ----------    -----------
         Total Stockholders' Equity           6,663,534      6,391,618

         Total Liabilities and
           Stockholders' Equity              $7,593,488     $7,330,217
                                             ----------     ----------
                                             ----------     ----------



See Notes to Consolidated Financial Statements

                    MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                                Three Months Ended
                                                     March 31,
                                                1995             1994
                                             ----------     ------------
NET SALES (including related
   party sales and commissions of
   $1,867,099, and $1,474,599 during
   the three months ended March 31,
   1995 and 1994 respectively)               $2,419,194     $2,073,384

COST OF SALES                                 2,076,065      1,478,680
                                             ----------     ----------
   Gross profit                                 343,129        594,704

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                     196,309        189,604

RELATED PARTY SERVICES AND
   SALES COMMISSIONS                              6,431         13,047
                                             ----------     ----------

   Income from operations                       140,389        392,053

INTEREST AND DIVIDEND INCOME                     12,572         12,000

INTEREST EXPENSE                                    445          1,403
                                             ----------     ----------
   Net income before income taxes and
      equity in income of
      investee companies                        152,516        402,650

PROVISION FOR FEDERAL INCOME TAXES               54,000        140,000
                                             ----------     ----------
   Income before equity in income
      of investee companies                      98,516        262,650

EQUITY IN INCOME (LOSS) OF
   INVESTEE COMPANIES                           241,400        423,000
                                             ----------     ----------
   Net income                                $  339,916     $  685,650
                                             ----------     ----------
                                             ----------     ----------

EARNINGS PER COMMON SHARE:

   Primary                                   $    0.073     $    0.147
   Fully diluted                             $    0.069     $    0.138





See Notes to Consolidated Financial Statements.

                         MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    (Unaudited)




                                                                THREE MONTHS ENDED MARCH 31, 1995

                                           COMMON STOCK            PAID IN FOR
                                     -----------------------      COMMON STOCK
                                       NUMBER                     IN EXCESS OF        ACCUMULATED         STOCKHOLDERS'
                                     OF SHARES       AMOUNT         PAR VALUE           DEFICIT              EQUITY
                                     ---------     ---------        ----------         -----------         -----------
Balance - January 1, 1995            4,655,614   $    23,278       $7,517,749         $(1,149,409)         $6,391,618

Stock issued in connection
  with the exercising of
  options                                4,000            20            1,980                  --               2,000

Net income                                  --            --               --             339,916             339,916

Cash dividends declared,
$.0150 per share                            --            --               --             (70,000)            (70,000)
                                     ---------     ---------        ----------        ------------          -----------
Balance - March 31, 1995             4,659,614    $   23,298        $7,519,729        $  (879,493)         $6,663,534
                                     ---------    ----------        ----------        ------------         ----------
                                     ---------    ----------        ----------        ------------         ----------



                                                                THREE MONTHS ENDED MARCH 31, 1994


                                           COMMON STOCK            PAID IN FOR
                                          -------------           COMMON STOCK
                                       NUMBER                     IN EXCESS OF          ACCUMULATED       STOCKHOLDERS'
                                     OF SHARES       AMOUNT        PAR VALUE              DEFICIT            EQUITY
                                    ----------      ---------       -----------         -----------        -----------
Balance - January 1, 1994            4,632,280      $  23,161        $7,359,039         $(2,314,337)        $5,067,863

Stock issued in connection
  with the exercising of
  options                               17,333             87             8,580                  --              8,667

Net income                                  --             --                --             685,650            685,650

Cash dividends declared,
   $.0125 per share                         --             --                --             (58,120)           (58,120)
                                    ----------     ----------         -----------       ------------       -----------

Balance - March 31, 1994             4,649,613     $   23,248         $7,367,619        $(1,686,807)        $5,704,060
                                    ----------     ----------         -----------       ------------       -----------
                                    ----------     ----------         -----------       ------------       -----------







See Notes to Consolidate Financial Statements.

                  MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                Three Months Ended
                                                     March 31,
                                                1995            1994
                                             ----------     ----------
INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS

OPERATING ACTIVITIES                         $   37,114      $ (109,298)

INVESTING ACTIVITIES:

   Purchase of marketable securities                 --        (104,322)
   Proceeds from sale of securities              44,165          82,891
   Purchase of plant and equipment             (270,586)       (234,372)
                                             -----------     -----------
Net cash used in investing activities          (226,421)       (255,803)

FINANCING ACTIVITIES:

   Proceeds from issuance of
      common stock                                2,000           8,667
   Principal payments under long-term
      obligations                                (5,861)             --
   Payment of dividends                         (69,828)        (57,902)
                                             -----------      ----------
Net cash provided by (used in)
   financing activities                         (73,689)        (49,235)
                                             -----------     -----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            (262,996)       (414,336)

CASH AND CASH EQUIVALENTS - Beginning           573,957         946,968
                                             ----------      -----------
CASH AND CASH EQUIVALENTS - Ending           $  310,961      $  532,632
                                             ----------      ----------
                                             ----------      ----------





See Notes to Consolidated Financial Statements.

                              MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
          The consolidated Balance Sheet as of March 31, 1995 and the related Consolidated Statements of Operations, Changes in Stockholders' Equity, and Cash Flows for the three months ended March 31, 1995 and 1994 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. The results of operations for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the whole year.

          The notes to the financial statements are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements.

NOTE 2 - INVESTMENT IN UNCONSOLIDATED COMPANY
          The Company accounts for its 45% investment in New Haven Foundry ("NHF") and 40% of Complete Engineering Development Services ("CEDS") using the equity method. Summarized financial information of NHF and CEDS are as follows:

                                                       NHF
                                                       ---
                                             March 31,     December 31,
                                               1995            1994
                                             ----------    -----------
Assets

   Current assets                           $10,704,984    $12,613,943
   Property, plant and
      equipment, net of
      accumulated depreciation                9,445,748      8,886,886
   Other assets                               1,201,933      1,201,933
                                             ----------    -----------

Total Assets                                $21,352,665    $22,702,762
                                            -----------    -----------
                                            -----------    -----------

Liabilities and Stockholders'
   Equity

   Current liabilities                      $ 9,931,957    $12,745,715
   Non-current liabilities                    5,737,143      4,819,482
   Stockholders' equity                       5,683,565      5,137,565
                                            -----------    -----------

Total Liabilities and
    Stockholders' Equity                    $21,352,665    $22,702,762
                                            -----------    -----------
                                            -----------    -----------



                                                            CEDS
                                                            ----
                                                  March 31,        December 31,
                                                     1995              1994
                                                  ---------        -----------
Assets

   Current assets                                 $  175,949       $       --
   Property, plant and
      equipment, net of
      accumulated depreciation                            --               --
   Other assets                                           --               --
                                                  -----------      ----------

Total Assets                                      $   175,949      $        0
                                                  -----------      ----------
                                                  -----------      ----------

Liabilities and Stockholders'
   Equity

   Current liabilities                            $   185,082      $       --
   Non-current liabilities                                 --              --
   Stockholders' equity                                (9,133)             --
                                                  -----------      -----------
Total Liabilities and
   Stockholders' Equity                           $   175,949      $         0
                                                  -----------      -----------
                                                  -----------      -----------


                                                             NHF
                                                             ---
                                                      Three Months Ended
                                                           March 31,
                                                      1995           1994
                                                    ----------    -----------
Net Sales                                          $16,629,000    $13,416,538
Operating expenses                                  15,708,000     11,916,168
                                                   -----------    -----------
   Income (loss)
      before income taxes                              921,000      1,500,370
Income taxes                                           375,000        560,000
                                                   -----------     -----------

   Net income (loss)                               $   546,000    $   940,370
                                                   -----------    -----------
                                                   -----------    -----------

Net income (loss) per
share of common stock                              $      8.27    $     14.26
                                                   -----------    -----------
                                                   -----------    -----------


                                                             CEDS
                                                             ----
                                                     Three Months Ended
                                                          March 31,
                                                     1995           1994
                                                  ----------     ----------
Net Sales                                        $    96,500     $       --
Operating expenses                                   107,300             --
   Income (loss)                                 -----------     ----------
      before income taxes                            (10,800)             0
Income taxes                                              --             --
                                                 ------------    ----------

   Net income (loss)                             $   (10,800)    $        0
                                                 ------------    ----------
                                                 ------------    ----------
Net income (loss) per
   share of common stock                         $     (5.47)    $       --
                                                 ------------    ----------
                                                 ------------    ----------

                                            -9-

NOTE 3 - DIVIDENDS
         The Company declared a quarterly cash dividend of $0.0150 per share of its common stock. The dividend is payable May 15, 1995 to Shareholders of Record at the close of business on April 14, 1995.

NOTE 4 - STOCK OPTIONS
         On February 10, 1995, stock options were exercised resulting in the issuance of 4,000 shares of common stock.

NOTE 5 - STATEMENTS OF CASH FLOWS
         A reconciliation of net income to net cash flows provided by (used in) operating activities is as follows:

                                               Three Months Ended
                                                   March 31,
                                                   (unaudited)
                                                1995          1994
                                             ----------    ----------
Net income                                   $  339,916    $  685,650
Adjustments to reconcile
   net income to net cash
   from operating activities:
      Equity in (income) loss
         of investee company                   (241,400)     (423,000)

      Depreciation and amortization              51,000        42,000

      Changes in assets and
         liabilities:
           Accounts receivable
             - Trade                            (84,193)      178,275
             - Related parties                 (288,469)     (328,232)
           Notes receivable
             - Related parties                       --       200,000
           Inventories                           (2,983)        2,172
           Prepaid expenses                     212,199       (31,128)
           Prepaid Federal tax                   54,000            --
           Accounts payable                    (105,922)      (93,494)
           Accrued workers'
            compensation                        (49,351)       22,300
           Accrued single
            business tax                          7,000            --
           Accrued salaries
             and wages                           61,941        (3,874)
           Accrued income tax                        --      (320,000)
           Other liabilities                     83,376       (39,967)
                                              ---------     ----------


           Net cash provided by
            (used in) operating
            activities                      $    37,114    $  (109,298)
                                            -----------    ------------
                                            -----------    ------------

NOTE 6 - EARNINGS PER SHARE
         The weighted average number of shares used to compute the net income per shares was 4,915,614 and 4,965,613 fully diluted for the three month periods ended March 31, 1995 and March 31, 1994, respectively.

NOTE 7 - CONTINGENT LIABILITY
         NHF has received authorization from the Internal Revenue Service to defer funding requirements for its pension plans for the years 1981 through 1984 and 1986. The deferred obligations are being funded over a 15 year period. The Pension Benefit Guaranty Corporation had required that the Company guarantee the deferred obligations and has second and third liens on all Company assets as collateral for the funding waivers. Accordingly, the Company is contingently liable for the following contributions, including interest, to be made by NHF in future years against the deferred portion of the pension obligation.


                      Years                 Annual Contribution
                      -----                 -------------------
                   1995                       $312,204
                   1996                        252,195
                   1997                        191,878
                   1998                        126,209
                   1999 and 2000                60,422

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operation during the periods included in the accompanying consolidated financial statements for the three (3) months ended March 31, 1995.

LIQUIDITY & CAPITAL RESOURCES

   The Company has approximately $100,000 in money market accounts as of March 31, 1995 which are included in the cash and cash equivalents amount shown on the Balance Sheet. The Company has prepaid Federal Income Taxes of $225,758 as of March 31, 1995.

   The Company's current market value of its investment in preferred stocks was approximately $424,000 at March 31, 1995 as compared to its cost of $421,702.

   The Company's two subsidiaries, Michigan Casting Corporation and Yale Industries have a consolidated line of credit of $500,000 with monthly interest payments at .5% over the prime rate with the National Bank of Detroit. The line is collateralized by substantially all assets. No borrowings as of March 31, 1995.

RESULTS OF OPERATIONS

   The Company is reporting year-to-date pre-tax profit on operations of $152,516 as compared to a $402,650 for the same period in 1994. Net sales, year-to-date, as of March 31, 1995 were approximately $2,419,194; which represents an increase of 16.7% from 1994 sales through March 31, 1994 of $2,073,384. The Company has recognized equity in the income of its subsidiaries, NHF and CEDS, of $241,400 for the three months ended March 31, 1995 compared to $423,000 for the same period in 1994.

   The cost of sales for the three months ended March 31, 1995, as a percentage of sales was 85.8% as compared to 71.3% for the same period in 1994. The increase is due to higher labor costs in developing new business, higher labor rates, increased labor turnover and increased maintenance costs.

   Because of costs reductions put into effect April 1, 1995, management anticipates a reduction in cost of sales in the second quarter of 1995.

                                     PART II

Item 1.  LEGAL PROCEEDINGS

         None

Item 2.  CHANGES IN SECURITIES

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         An Annual Meeting of Shareholders is scheduled for June 22, 1995 for the election of Directors and the approval and ratification of an employee incentive stock option plan.

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MARGATE INDUSTRIES, INC.



By: /s/ William H. Hopton
   ----------------------------------
    William H. Hopton

Date:     May 10, 1995