Form 10-Q
period 1995-06-30
MARGATE INDUSTRIES INC
filed 1995-08-11
CIK 761198

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1995
                               ------------------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               -----------------   ----------------

                         Commission File Number 0-13817


                             MARGATE INDUSTRIES, INC.
     --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                          84-8963939
- ----------------------------                ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


129 N. Main Street      Yale, Michigan                                  48097
- ---------------------------------------                              -----------
(Address of principal executive offices)                              (Zip Code)


(Registrant's telephone number, including area code) (810) 387-4300
                                                     --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                             Yes   X    No
                                                                 -----     -----
As of June 30, 1995, the Company had 4,657,637 shares of its $.005 Par Value Common Stock outstanding.

                            MARGATE INDUSTRIES, INC.

                                    FORM 10-Q


                                      INDEX
                                      -----


PART I:     FINANCIAL STATEMENTS                            PAGE(S)
- ------      --------------------                            -------

Item 1.     Financial Information


            Consolidated Balance Sheets. . . . . . . . . . . .3-4


            Consolidated Income Statements . . . . . . . . . . .5


            Consolidated Statements of Changes in
              Stockholders' Equity . . . . . . . . . . . . . . .6


            Consolidated Statements of Cash Flows. . . . . . . .7


            Notes to Consolidated Financial
              Statements . . . . . . . . . . . . . . . . . . 8-11



Item 2.     Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations. . . . . . . . . . . . . . . . . . 12



PART II:    OTHER INFORMATION. . . . . . . . . . . . . . . . . 13
- -------     -----------------

                    MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                    -----------------------------------------

                                               June 30      December 31
                                                1995           1994
                                             -----------    -----------
                                             (Unaudited)
ASSETS
- ------
CURRENT ASSETS

   Cash and cash equivalents                 $  353,023     $  573,957

   Marketable securities                        319,984        465,867

   Accounts receivable:

      Trade                                     557,265        308,637
      Related party                             969,292        651,957

   Notes receivable - related party              17,800         17,800

   Inventories - parts and supplies             105,704        104,572

   Prepaid expenses and other                   171,675        288,276

   Prepaid Federal income tax                       -0-        279,758

   Deferred tax asset                            34,000         34,000
                                             ----------     ----------
         Total Current Assets                 2,528,743      2,724,824

INVESTMENT IN INVESTEE COMPANIES              2,516,712      2,311,712

NOTES RECEIVABLE - RELATED PARTIES               48,950         53,400

PROPERTY, PLANT AND EQUIPMENT
   At cost net of accumulated
   depreciation and amortization
   of $601,594 and $499,594
   at June 30, 1995 and December
   31, 1994, respectively                     2,446,587      2,240,281
                                             ----------     ----------
         Total Assets                        $7,540,992     $7,330,217
                                             ----------     ----------
                                             ----------     ----------

See Notes to Consolidated Financial Statements.

                    MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                    -----------------------------------------

                                               June 30       December 31
                                                1995           1994
                                             -----------    ------------
                                             (Unaudited)
LIABILITIES & STOCKHOLDERS' EQUITY
- ----------------------------------

CURRENT LIABILITIES

   Accounts payable                          $  246,416     $  325,585
   Accrued salaries and wages                    98,959         53,354
   Accrued income tax                            15,235            -0-
   Dividend payable                              70,000         69,828
   Accrued workers' compensation                  8,196         49,000
   Accrued single business tax                     (500)         7,000
   Notes payable                                 24,183         23,771
   Other accrued liabilities                     38,523          7,604
                                             ----------     ----------
         Total Current Liabilities              501,012        536,142

DEFERRED TAX LIABILITY                           88,000         88,000

OTHER POSTRETIREMENT BENEFITS                   288,024        288,024

NOTES PAYABLE                                    14,245         26,433

STOCKHOLDERS' EQUITY

   Common stock, $.005 par value per
      share; 25,000,000 shares authorized,
      4,657,637 and 4,655,614 shares issued
      and outstanding at June 30, 1995 and
      December 31, 1994, respectively            23,288         23,278
   Paid in for common stock in excess
      of par value                            7,496,046      7,517,749
   Accumulated deficit                         (869,623)    (1,149,409)
                                             ----------     ----------
         Total Stockholders' Equity           6,649,711      6,391,618
                                             ----------     ----------
         Total Liabilities and
           Stockholders' Equity              $7,540,992     $7,330,217
                                             ----------     ----------
                                             ----------     ----------


See Notes to Consolidated Financial Statements

                    MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED INCOME STATEMENTS
                    -----------------------------------------
                                   (Unaudited)

                                                  Three Months Ended                 Six Months Ended
                                                         June 30,                           June 30,
                                                   1995           1994               1995              1994
                                               ----------        ----------        ----------        ----------
NET SALES (including related
   party sales and commissions of
   $3,559,605 and $2,901,819 during
   the six months ended June 30,
   1995 and 1994 respectively)                 $2,357,027        $1,859,376        $4,776,221        $3,932,760

COST OF SALES                                   2,002,386         1,508,719         4,078,451         2,987,397
                                               ----------        ----------        ----------        ----------
   Gross profit                                   354,641           350,659           697,770           945,363

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                       184,128           155,753           380,437           345,357
RELATED PARTY SERVICES AND
   SALES COMMISSIONS                                2,325             1,526             8,756            14,573
                                               ----------        ----------        ----------        ----------
   Income from operations                         168,188           193,380           308,577           585,433

INTEREST AND DIVIDEND INCOME                        9,355            15,785            21,927            27,785

INTEREST EXPENSE                                      391               604               836             2,007
                                               ----------        ----------        ----------        ----------
   Net income before income taxes and
      equity in income of
      investee companies                          177,152           208,561           329,668           611,211

PROVISION FOR FEDERAL INCOME TAXES                 60,993            74,000           114,993           214,000
                                               ----------        ----------        ----------        ----------
   Income before equity in income
      of investee companies                       116,159           134,661           214,675           397,211

EQUITY IN INCOME (LOSS) OF
   INVESTEE COMPANIES                             (36,400)          345,000           205,000           768,000
                                               ----------        ----------        ----------        ----------
   Net income                                  $   79,759        $  479,561        $  419,675        $1,165,211
                                               ----------        ----------        ----------        ----------
                                               ----------        ----------        ----------        ----------

EARNINGS PER COMMON SHARE:

   Primary                                     $    0.017        $    0.103        $    0.090        $    0.250
   Fully diluted                               $    0.017        $    0.097        $    0.087        $    0.235



See Notes to Consolidated Financial Statements.

                    MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
                                   (Unaudited)



                                                                         SIX MONTHS ENDED JUNE 30, 1995

                                              COMMON STOCK                     PAID IN FOR
                                              -------------                  COMMON STOCK
                                         NUMBER                               IN EXCESS OF         ACCUMULATED        STOCKHOLDERS'
                                        OF SHARES           AMOUNT              PAR VALUE            DEFICIT            EQUITY
                                        ----------         ----------          ----------         ------------        ------------
Balance - January 1, 1995                4,655,637         $   23,278          $7,517,749         $(1,149,409)        $6,391,618

Stock issued in connection
     with the exercising of
     options                                20,000                100               9,900                  --             10,000

Repurchase of common stock                 (18,000)               (90)            (31,603)                 --            (31,693)

Net income                                      --                 --                  --             419,675            419,675

Cash dividends declared,
     1st qtr - $.0150 per share                 --                 --                  --             (69,889)           (69,889)
     2nd qtr - $.0150 per share                 --                 --                  --             (70,000)           (70,000)
                                         ---------         ----------          ----------         ------------        ----------
Balance - June 30, 1995                  4,657,637         $   23,288          $7,496,046         $  (869,623)        $6,649,711
                                         ---------         ----------          ----------         ------------        ----------
                                         ---------         ----------          ----------         ------------        ----------




                                                                         SIX MONTHS ENDED JUNE 30, 1994

                                              COMMON STOCK                     PAID IN FOR
                                         -------------------------            COMMON STOCK
                                           NUMBER                             IN EXCESS OF         ACCUMULATED        STOCKHOLDERS'
                                         OF SHARES           AMOUNT            PAR VALUE             DEFICIT             EQUITY
                                         ---------         ----------          ----------         ------------        -------------
Balance - January 1, 1994                4,632,280         $   23,161          $7,359,039         $(2,314,337)        $5,067,863

Stock issued in connection
     with the exercising of
    options                                 33,333                167              16,498                  --             16,665

Net income                                      --                 --                  --           1,165,211          1,165,211

Cash dividends declared,
 1st qtr - $.0125 per share                     --                 --                  --             (58,120)           (58,120)
 2nd qtr - $.0125 per share                     --                 --                  --             (58,000)           (58,000)
                                         ---------         ----------          ----------         ------------        -----------
Balance - June 30, 1994                  4,665,613         $   23,328          $7,375,537         $(1,265,246)        $6,133,619
                                         ---------         ----------          ----------         ------------        -----------
                                         ---------         ----------          ----------         ------------        -----------

See Notes to Consolidated Financial Statements.

                    MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -----------------------------------------
                                   (Unaudited)


                                                    Six Months Ended
                                                         June 30,
                                                  1995            1994
                                              ----------       ----------

INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS

OPERATING ACTIVITIES                          $  114,675       $   32,840

INVESTING ACTIVITIES:

     Purchase of marketable securities                --         (116,932)
     Proceeds from sale of securities            145,883           82,891
     Purchase of plant and equipment            (308,306)        (423,321)
                                              ----------       ----------
Net cash used in investing activities           (162,423)        (457,362)

FINANCING ACTIVITIES:

     Repurchase of common stock                  (31,693)              --
     Proceeds from issuance of
       common stock                               10,000           16,665
     Principal payments under long-term
       obligations                               (11,776)          (6,106)
     Payment of dividends                       (139,717)        (116,022)
                                              ----------       ----------

Net cash used in
     financing activities                       (173,186)        (105,463)
                                              ----------       ----------
NET DECREASE IN CASH AND
     CASH EQUIVALENTS                           (220,934)        (529,985)

CASH AND CASH EQUIVALENTS - Beginning            573,957          946,968
                                              ----------       ----------
CASH AND CASH EQUIVALENTS - Ending            $  353,023       $  416,983
                                              ----------       ----------
                                              ----------       ----------

See Notes to Consolidated Financial Statements.

                    MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
         The consolidated Balance Sheets as of June 30 1995 and the related Consolidated Statements of Income, Changes in Stockholders' Equity, and Cash Flows for the six months ended June 30, 1995 and 1994 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. The results of operations for the six months ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the whole year.

         The notes to the financial statements are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements.

NOTE 2 - INVESTMENT IN UNCONSOLIDATED COMPANY
         The Company accounts for its 45% investment in New Haven Foundry ("NHF") and 40% of Complete Engineering Design Services ("CEDS") using the equity method. Summarized financial information of NHF and CEDS are as follows:

                                                       NHF
                                                       ---
                                              June 30,     December 31,
                                                1995           1994
                                            -----------    -----------
Assets

   Current assets                           $14,454,769    $12,613,943
   Property, plant and
      equipment, net of
      accumulated depreciation               10,536,137      8,886,886
   Other assets                               1,201,933      1,201,933
                                            -----------    -----------
Total Assets                                $26,192,839    $22,702,762
                                            -----------    -----------
                                            -----------    -----------

Liabilities and Stockholders'
   Equity

   Current liabilities                      $15,014,805    $12,745,715
   Non-current liabilities                    5,319,980      4,819,482
   Stockholders' equity                       5,858,054      5,137,565
                                            -----------    -----------

Total Liabilities and
   Stockholders' Equity                     $26,192,839    $22,702,762
                                            -----------    -----------
                                            -----------    -----------


                                                       CEDS
                                                       ----
                                              June 30,     December 31,
                                                1995           1994
                                            -----------    -----------
Assets

   Current assets                           $   172,200    $        --
   Property, plant and
      equipment, net of
      accumulated depreciation                       --             --
   Other assets                                      --             --
                                            -----------    -----------

Total Assets                                $   172,200    $         0
                                            -----------    -----------
                                            -----------    -----------

Liabilities and Stockholders'
   Equity

   Current liabilities                      $   243,332    $        --
   Non-current liabilities                           --             --
   Stockholders' equity                         (71,132)            --
                                            -----------    -----------

Total Liabilities and
   Stockholders' Equity                     $   172,200    $         0
                                            -----------    -----------
                                            -----------    -----------



                                                       NHF
                                                       ---
                                                Six Months Ended
                                                    June 30,
                                                1995           1994
                                            -----------    -----------
Net Sales                                   $32,324,155    $27,696,970
Operating expenses                           31,456,666     25,265,303
                                            -----------    -----------
   Income before
       income taxes                             867,489      2,431,667
Income taxes                                    347,000        725,000
                                            -----------    -----------
   Net income                               $   520,489    $ 1,706,667
                                            -----------    -----------
                                            -----------    -----------
Net income per
      share of common stock                $      7.89     $     25.87
                                            -----------    -----------
                                            -----------    -----------

                                                       CEDS
                                                       ----
                                                 Six Months Ended
                                                     June 30,
                                                1995           1994
                                            -----------    -----------
Net Sales                                   $   273,866    $        --
Operating expenses                              346,665             --
                                            -----------    -----------
   Income (loss)
      before income taxes                       (72,799)             0
Income taxes                                         --             --
                                            -----------    -----------
   Net income (loss)                        $   (72,799)   $         0
                                            -----------    -----------
                                            -----------    -----------
Net income (loss) per
  share of common stock                     $    (43.70)   $        --
                                            -----------    -----------
                                            -----------    -----------

NOTE 3 - DIVIDENDS
         The Company declared a quarterly cash dividend of $0.0150 per share of its common stock. The dividend is payable August 15, 1995 to Shareholders of Record at the close of business on July 14, 1995.

NOTE 4 - STOCK OPTIONS
         On February 10, 1995, and April 13, 1995, 4,000 and 16,000 stock options, respectively, were exercised, resulting in the issuance of 20,000 shares of common stock.

NOTE 5 - STATEMENTS OF CASH FLOWS
         A reconciliation of net income to net cash flows provided by (used in) operating activities is as follows:


                                                 Six Months Ended
                                                     June 30,
                                                    (unaudited)
                                                1995           1994
                                             ----------    -----------
Net income                                   $  419,675     $1,165,211
Adjustments to reconcile
   net income to net cash
   from operating activities:
      Equity in income
         of investee company                   (205,000)      (768,000)

      Depreciation and amortization             102,000         84,000

      Changes in assets and
         liabilities:
           Accounts receivable
            - Trade                            (248,628)       142,391
            - Related parties                  (317,335)      (286,275)
           Notes receivable
            - Related parties                     4,450        204,450
           Inventories                           (1,132)       (19,066)
           Prepaid expenses                     116,601        (49,961)
           Prepaid Federal tax                  279,758             --
           Accounts payable                     (79,169)      (106,639)
           Accrued workers'
            compensation                        (40,804)       (51,763)
           Accrued single
            business tax                         (7,500)         4,000
           Accrued salaries
            and wages                            45,605           (404)
           Accrued income tax                    15,235       (246,000)
           Other liabilities                     30,919        (39,104)
                                             ----------    -----------

           Net cash provided by
            operating activities             $  114,675    $    32,840
                                             ----------    -----------
                                             ----------    -----------



NOTE 6 - EARNINGS PER SHARE
         The weighted average number of shares used to compute the net income per shares was 4,843,338 and 4,965,416 fully diluted for the six month periods ended June 30, 1995 and June 30, 1994, respectively.

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

NOTE 8 - ENVIRONMENTAL MATTERS

         The Company's 45% owned equity investee has been in discussions with the Michigan Department of Natural Resources and the United States Environmental Protection Agency regarding used foundry sand on its property. The ultimate outcome of this matter is uncertain at this time and management is unable to predict whether the resolution of this matter will have a materially adverse effect on the Company's financial position and future results of operations. A more detailed discussion of this matter is included in the Company's Annual Report for the fiscal year ended December 31, 1994.

NOTE 9 - OTHER MATTERS

         In May 1995 the Company repurchased 18,000 shares of its Common Stock in the open market. The shares have been returned to treasury.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the period included in the accompanying consolidated financial statements for the six (6) months ended June 30, 1995.

LIQUIDITY & CAPITAL RESOURCES
- -----------------------------

     The Company has approximately $125,000 in money market accounts as of June 30, 1995 which are included in the cash and cash equivalents amount shown on the Balance Sheet. The Company has accrued Federal Income Taxes of $15,235 as of June 30, 1995.

     The Company's current market value of its investment in preferred stocks was approximately $338,000 at June 30, 1995 as compared to its cost of $355,398. Current balance sheet amount is $319,984. This results in unrealized income of approximately $18,016 as of June 30, 1995.

     The Company's two subsidiaries, Michigan Casting Corporation and Yale Industries have a consolidated line of credit of $500,000 with monthly interest payments at .5% over the prime rate with the National Bank of Detroit. The line is collateralized by substantially all assets of the Company. There were no borrowings as of June 30, 1995.

RESULTS OF OPERATIONS
- ---------------------

     The Company is reporting year-to-date pre-tax profit on operations of $329,668 for the six months ended June 30, 1995 as compared to $611,211 for the same period in 1994. Net sales, year-to-date, as of June 30, 1995 were $4,776,211; which represents an increase of 21.4% from 1994 sales through June 30, 1994 of $3,932,760. The Company has recognized equity in the income of its subsidiaries, NHF and CEDS, of $205,000 for the six months ended June 30, 1995 compared to $768,000 for the same period in 1994.

     The cost of sales for the six months ended June 30, 1995, as a percentage of sales was 85.4% as compared to 76.0% for the same period in 1994. The increase is due to higher labor costs in developing new business, higher labor rates, increased labor turnover and increased maintenance costs.

     Management anticipates results of operations for the next six months will remain substantially the same as for the six months ended June 30, 1995.

                                     PART II

Item 1.   Legal Proceedings
          -----------------

          None

Item 2.   Changes in Securities
          ---------------------

          None

Item 3.   Defaults Upon Senior Securities
          -------------------------------
          None

Item 4.   Submission of Matters to a Vote of Securities Holders
          -----------------------------------------------------
          None

Item 5.   Other Information
          -----------------

          None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          None

                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MARGATE INDUSTRIES, INC.



By: /s/ William H. Hopton
    ------------------------------------
     William H Hopton


Date:     August 11, 1995