Form 10-Q
period 1995-09-30
MARGATE INDUSTRIES INC
filed 1995-11-03
CIK 761198

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 1995
                               -----------------------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

                         Commission File Number 0-13817


                             MARGATE INDUSTRIES, INC.
--------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                          84-8963939
------------------------                     ----------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


129 N. Main Street      Yale, Michigan                                  48097
---------------------------------------                              ----------
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
                                                             Yes   X    No
                                                                  ---       ---
As of September 30, 1995, the Company had 4,653,637 shares of its $.005 Par Value Common Stock outstanding.

                            MARGATE INDUSTRIES, INC.

                                    FORM 10-Q


                                      INDEX

PART I:     FINANCIAL STATEMENTS                            PAGE(S)
                                                            -------

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


            Consolidated Statements of Cash Flows. . . . . . . .7


            Notes to Consolidated Financial
              Statements . . . . . . . . . . . . . . . . . . 8-11



Item 2.     Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations. . . . . . . . . . . . . . . . . . 12



PART II:    OTHER INFORMATION. . . . . . . . . . . . . . . . . 13

                    MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    -----------------------------------------

                                            September 30    December 31
                                                1995           1994
                                            ------------    ------------
                                             (Unaudited)
ASSETS
------

CURRENT ASSETS

   Cash and cash equivalents                  $  168,133     $  573,957

   Marketable securities                         278,511        465,867

   Accounts receivable:

      Trade                                      427,818        308,637
      Related party                            1,355,816        651,957

   Notes receivable - related party               17,800         17,800

   Inventories - parts and supplies              101,272        104,572

   Prepaid expenses and other                    118,568        288,276

   Prepaid Federal income tax                        -0-        279,758

   Deferred tax asset                             34,000         34,000
                                              ----------     ----------


         Total Current Assets                  2,501,918      2,724,824

INVESTMENT IN INVESTEE COMPANIES               2,150,712      2,311,712

NOTES RECEIVABLE - RELATED PARTIES                95,050         53,400


PROPERTY, PLANT AND EQUIPMENT
   At cost net of accumulated
   depreciation and amortization
   of $652,594 and $499,594
   at September 30, 1995 and
   December 31, 1994, respectively             2,482,679      2,240,281
                                              ----------     ----------

         Total Assets                         $7,230,359     $7,330,217
                                              ----------     ----------
                                              ----------     ----------



See Notes to Consolidated Financial Statements.

                    MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                    -----------------------------------------

                                               September 30     December 31
                                                   1995            1994
                                               ------------     -----------
                                                (Unaudited)
LIABILITIES & STOCKHOLDER'S EQUITY
----------------------------------

CURRENT LIABILITIES

   Accounts payable                              $  214,070      $  325,585
   Accrued salaries and wages                        84,192          53,354
   Accrued income tax                                75,242             -0-
   Dividend payable                                     -0-          69,828
   Accrued workers' compensation                      1,564          49,000
   Accrued single business tax                        1,000           7,000
   Notes payable                                     24,183          23,771
   Other accrued liabilities                         30,266           7,604
                                                 ----------      ----------

         Total Current Liabilities                  430,517         536,142

DEFERRED TAX LIABILITY                               88,000          88,000

OTHER POSTRETIREMENT BENEFITS                       288,024         288,024

NOTES PAYABLE                                         8,275          26,433

STOCKHOLDERS' EQUITY

   Common stock, $.005 par value per
      share; 25,000,000 shares authorized,
      4,653,637 and 4,855,637 shares issued
      and outstanding at September 30, 1995
      and December 31, 1994, respectively            23,268          23,278
   Paid in for common stock in excess
      of par value                                7,489,281       7,517,749
   Accumulated deficit                           (1,097,006)     (1,149,409)
                                                 ----------      ----------

         Total Stockholders' Equity               6,415,543       6,391,618

         Total Liabilities and
           Stockholders' Equity                  $7,230,359      $7,330,217
                                                 ----------      ----------
                                                 ----------      ----------


See Notes to Consolidated Financial Statements

                    MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                    -----------------------------------------
                                   (Unaudited)


                                              Three Months Ended            Nine Months Ended
                                                 September 30,                 September 30,
                                              1995           1994           1995          1994
                                           ----------     ----------     ----------    ----------
NET SALES (including related
     party sales and commissions of
     $5,133,814 and $4,190,284 during
     the nine months ended September
     30, 1995 and 1994 respectively        $2,232,815     $2,132,425     $7,009,036    $6,065,185

COST OF SALES                               1,777,947      1,700,423      5,856,398     4,687,820
                                           ----------     ----------     ----------    ----------
     Gross profit                             454,868        432,002      1,152,638     1,377,365

SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES                                 241,680        213,814        622,117       559,171

RELATED PARTY SERVICES AND
     SALES COMMISSIONS                          6,174         25,362         14,930        39,935
                                           ----------     ----------     ----------    ----------

     Income from operations                   207,014        192,826        515,591       778,259

INTEREST AND DIVIDEND INCOME                    6,844         24,531         28,771        52,316

INTEREST EXPENSE                                  375          1,056          1,211         3,063
                                           ----------     ----------     ----------    ----------

     Net income before income taxes and
        equity in income of
        investee companies                    213,483        216,301        543,151       827,512

PROVISION FOR FEDERAL INCOME TAXES             75,007         76,000        190,000       290,000
                                           ----------     ----------     ----------    ----------

     Income before equity in income
        of investee companies                 138,476        140,301        353,151       537,512

EQUITY IN INCOME (LOSS) OF
     INVESTEE COMPANIES                      (366,000)      (119,000)      (161,000)      649,000
                                           ----------     ----------     ----------    ----------

     Net income (loss)                     $ (227,524)     $  21,301      $ 192,151    $1,186,512
                                           ----------     ----------     ----------    ----------
                                           ----------     ----------     ----------    ----------

EARNINGS (LOSS) PER COMMON SHARE:

     Primary                               $   (0.049)    $    0.004     $    0.041    $    0.255
     Fully diluted                         $   (0.048)    $    0.004     $    0.040    $    0.240



See Notes to Consolidated Financial Statements.

                   MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
                                  (Unaudited)


                                                              NINE MONTHS ENDED SEPTEMBER 30, 1995

                                                COMMON STOCK            PAID IN FOR
                                              ----------------         COMMON STOCK
                                            NUMBER                     IN EXCESS OF      ACCUMULATED    STOCKHOLDERS'
                                          OF SHARES       AMOUNT        PAR VALUE         DEFICIT          EQUITY
                                          ---------      ---------      ---------        -----------     -----------
Balance - January 1, 1995                 4,655,637      $   23,278      $7,517,749     $(1,149,409)     $6,391,618

Stock issued in connection
     with the exercising of
     options                                 20,000             100           9,900              --          10,000

Repurchase of common stock                  (22,000)           (110)        (38,368)             --         (38,478)

Net income                                       --              --              --         192,151         192,151

Cash dividends declared,
     1st qtr - $.0150 per share                  --              --              --         (69,889)        (69,889)
     2nd qtr - $.0150 per share                  --              --              --         (69,859)        (69,859)
                                         ----------      ----------      ----------     -----------      ----------

Balance - September 30, 1995              4,653,637      $   23,268      $7,489,281     $(1,097,006)     $6,415,543
                                         ----------      ----------      ----------     -----------      ----------
                                         ----------      ----------      ----------     -----------      ----------



                                                              NINE MONTHS ENDED SEPTEMBER 30, 1994

                                                COMMON STOCK            PAID IN FOR
                                              ----------------          COMMON STOCK
                                            NUMBER                     IN EXCESS OF      ACCUMULATED    STOCKHOLDERS'
                                          OF SHARES       AMOUNT        PAR VALUE         DEFICIT          EQUITY
                                          ---------      ---------      ---------        -----------     -----------
Balance - January 1, 1994                 4,632,280      $   23,161      $7,359,039     $(2,314,337)     $5,067,863

Stock issued in connection
     with the exercising of
     options                                 33,333             167          16,498              --          16,665

Net income                                       --              --              --       1,186,512       1,186,512

Cash dividends declared,
     1st qtr - $.0125 per share                  --              --              --         (58,120)        (58,120)
     2nd qtr - $.0125 per share                  --              --              --         (58,267)        (58,267)
     3rd qtr - $.0125 per share                  --              --              --         (58,320)        (58,320)
                                         ----------      ----------      ----------     -----------      ----------

Balance - September 30, 1994              4,665,613      $   23,328      $7,375,537     $(1,302,532)     $6,096,333
                                         ----------      ----------      ----------     -----------      ----------
                                         ----------      ----------      ----------     -----------      ----------



See Notes to Consolidate Financial Statements.

                   MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   -----------------------------------------
                                  (Unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                     1995              1994
                                                  ----------        ----------
INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS

OPERATING ACTIVITIES                              $   58,018        $   90,085

INVESTING ACTIVITIES:

   Purchase of marketable securities                      --          (129,432)
   Proceeds from sale of securities                  187,356            82,891
   Purchase of plant and equipment                  (395,398)         (563,036)
                                                  ----------        ----------

Net cash used in investing activities               (208,042)         (609,577)

FINANCING ACTIVITIES:

   Repurchase of common stock                        (38,478)               --
   Proceeds from issuance of
      common stock                                    10,000            16,665
   Proceeds (Principal payments) under
      long-term obligations                          (17,746)           52,054
   Payment of dividends                             (209,576)         (174,707)
                                                  ----------        ----------

Net cash (used in)
   financing activities                             (255,800)         (105,988)
                                                  ----------        ----------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                 (405,824)         (625,480)

CASH AND CASH EQUIVALENTS - Beginning                573,957           946,968
                                                  ----------        ----------

CASH AND CASH EQUIVALENTS - Ending                $  168,133        $  321,488
                                                  ----------        ----------
                                                  ----------        ----------



See Notes to Consolidated Financial Statements.

                    MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

          The consolidated Balance Sheet as of September 30, 1995 and the related Consolidated Statements of Income, Changes in Stockholders' Equity, and Cash Flows for the nine months ended September 30, 1995 and 1994 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. The results of operations for the nine months ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the whole year.

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

NOTE 2 - INVESTMENT IN UNCONSOLIDATED COMPANY

          The Company accounts for its 45% investment in New Haven Foundry ("NHF") and 40% of Complete Engineering Design Services ("CEDS") using the equity method. Summarized financial information of NHF and CEDS are as follows:


                                                               NHF
                                                               ---
                                                 September 30,     December 31,
                                                     1995              1994
                                                 ------------      ------------
Assets

   Current assets                                $13,630,545       $12,613,943
   Property, plant and
      equipment, net of
      accumulated depreciation                    11,748,872         8,886,886
   Other assets                                    1,201,933         1,201,933
                                                 -----------       -----------

Total Assets                                     $26,581,350       $22,702,762
                                                 -----------       -----------
                                                 -----------       -----------

Liabilities and Stockholders'
   Equity

   Current liabilities                           $15,201,403       $12,745,715
   Non-current liabilities                         6,488,382         4,819,482
   Stockholders' equity                            4,891,565         5,137,565
                                                 -----------       -----------

Total Liabilities and
   Stockholders' Equity                          $26,581,350       $22,702,762
                                                 -----------       -----------
                                                 -----------       -----------



                                                              CEDS
                                                              ----
                                                 September 30,     December 31,
                                                      1995             1994
                                                 ------------      -----------
Assets

   Current assets                                $   182,886       $        --
   Property, plant and
      equipment, net of
      accumulated depreciation                            --                --
   Other assets                                           --                --
                                                 -----------       -----------

Total Assets                                     $   182,886       $         0
                                                 -----------       -----------
                                                 -----------       -----------

Liabilities and Stockholders'
   Equity

   Current liabilities                           $   305,274       $        --
   Non-current liabilities                                --                --
   Stockholders' equity                             (122,388)               --
                                                 -----------       -----------

Total Liabilities and
   Stockholders' Equity                          $   182,886       $         0
                                                 -----------       -----------
                                                 -----------       -----------


                                                              NHF
                                                              ---
                                                       Nine Months Ended
                                                         September 30,
                                                     1995             1994
                                                 -----------       -----------

Net Sales                                        $44,842,000       $40,787,973
Operating expenses                                44,998,000        38,501,481
                                                 -----------       -----------
   Income (loss)
      before income taxes                           (156,000)        2,286,492
Income taxes                                          90,000           845,000
                                                 -----------       -----------

   Net income (loss)                             $  (246,000)      $ 1,441,492
                                                 -----------       -----------
                                                 -----------       -----------
Net income (loss) per
   share of common stock                         $      3.73       $     21.85
                                                 -----------       -----------
                                                 -----------       -----------


                                                               CEDS
                                                               ----
                                                         Nine Months Ended
                                                           September 30,
                                                       1995             1994
                                                 -----------       -----------
Net Sales                                        $   434,259       $        --
Operating expenses                                   558,315                --
                                                 -----------       -----------
   Income (loss)
      before income taxes                           (124,056)                0
Income taxes                                              --                --
                                                 -----------       -----------

   Net income (loss)                             $  (124,056)      $         0
                                                 -----------       -----------
                                                 -----------       -----------

Net income (loss) per
   share of common stock                         $    (74.46)      $        --
                                                 -----------       -----------
                                                 -----------       -----------


NOTE 3 - DIVIDENDS

         The Company paid dividends for the first two quarters of 1995 but suspended dividends thereafter.

NOTE 4 - STOCK OPTIONS

         On February 10, 1995 4,000 stock options and on April 13, 1995, 4,000 and 18,000 stock options, respectively, were exercised, resulting in the issuance of 20,000 shares of common stock.

NOTE 5 - STATEMENTS OF CASH FLOWS

         A reconciliation of net income to net cash flows provided by operating activities is as follows:


                                                         Nine Months Ended
                                                           September 30,
                                                            (unaudited)
                                                       1995             1994
                                                  ----------        ----------
Net income                                        $  192,151        $1,186,512
Adjustments to reconcile
   net income to net cash
   from operating activities:
      Equity in (income) loss
         of investee company                         161,000          (649,000)

      Depreciation and amortization                  153,000           126,000

      Changes in assets and
         liabilities:
            Accounts receivable
             - Trade                                (119,181)          (30,105)
             - Related parties                      (703,859)         (259,841)
            Notes receivable
             - Related parties                       (41,650)          208,900
            Inventories                                3,300            (3,850)
            Prepaid expenses                         169,708          (123,351)
            Prepaid Federal tax                      279,758                --
            Accounts payable                        (111,515)         (109,122)
            Accrued workers'
             compensation                            (47,436)          (15,873)
            Accrued single
             business tax                             (6,000)            5,000
            Accrued salaries
             and wages                                30,838             6,660
            Accrued income tax                        75,242          (180,000)
            Other liabilities                         22,662           (71,845)
                                                  ----------        ----------


            Net cash provided by
             operating activities                 $   58,018        $   90,085
                                                  ----------        ----------
                                                  ----------        ----------


NOTE 6 - EARNINGS PER SHARE

         The weighted average number of shares used to compute the net income per shares was 4,801,593 and 4,952,011 fully diluted for the six month periods ended September 30, 1995 and September 30, 1994, respectively.

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

NOTE 8 - ENVIRONMENTAL MATTERS

         The Company's 45% owned equity investee has been in discussions with the Michigan Department of Natural Resources and the United States Environmental Protection Agency regarding used foundry sand on its property. The ultimate outcome of this matter is uncertain at this time and management is unable to predict whether the resolution of this matter will have a materially adverse effect on the Company's financial position and future results of operations. A more detailed discussion of this matter is included in the Company's Annual Report for this fiscal year ended December 31, 1994.

NOTE 9 - OTHER MATTERS

         In May 1995 and July 1995, the Company repurchased 18,000 and 4,000 shares respectively, of its common stock in the open market. The shares have been returned to treasury.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operation during the periods included in the accompanying consolidated financial statements for the nine (9) months ended September 30, 1995.

LIQUIDITY & CAPITAL RESOURCES

     The Company has approximately $20,000 in money market accounts as of September 30, 1995 which are included in the cash and cash equivalents amount shown on the Balance Sheet. The Company has accrued Federal Income Taxes of $75,242 as of September 30, 1995.

     The Company's current market value of its investment in preferred stocks was approximately $321,900 at September 30, 1995 as compared to its cost of $313,925. Current balance sheet amount is $278,511. This results in unrealized income of approximately $48,389 as of September 30, 1995.

     The Company's two subsidiaries, Michigan Casting Corporation and Yale Industries have a consolidated line of credit of $500,000 with monthly interest payments at .5% over the prime rate with the National Bank of Detroit. The line is collateralized by substantially all assets. No borrowings as of September 30, 1995.

RESULTS OF OPERATIONS

     The Company is reporting year-to-date pre-tax profit on operations of $543,151 for the nine months ended September 30, 1995 as compared to $827,512 for the same period in 1994. Net sales, year-to-date, as of September 30, 1995 were $7,009,036; which represents an increase of 15.6% from 1994 sales through September 30, 1994 of $6,065,185. The Company has recognized equity in the loss of its subsidiaries, NHF and CEDS, of $161,000 for the nine months ended September 30, 1995 compared to $649,000 for the same period in 1994.

     The cost of sales for the nine months ended September 30, 1995, as a percentage of sales was 83.6% as compared to 77.3% for the same period in 1994. The increase is due to higher labor costs in developing new business, higher labor rates, increased labor turnover and increased maintenance costs.

     Management anticipates results of operations for the next three months will remain substantially the same as for the nine months ended September 30, 1995. Management expects substantial improvement in the equity interest in investee earnings for the last three months.

                                     PART II

Item 1.   LEGAL PROCEEDINGS

          None

Item 2.   CHANGES IN SECURITIES

          None

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None

Item 5.   OTHER INFORMATION

          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          In October 1993, the Company filed reports on Form 8-K under Item 4 indicating a change in the Registrant's independent auditors.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MARGATE INDUSTRIES, INC.



By: /s/ William H. Hopton
   -------------------------------------
     William H. Hopton

Date:     October 30, 1995