Form 10-K405
period 1995-12-31
MARGATE INDUSTRIES INC
filed 1996-04-01
CIK 761198

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                For the fiscal year ended   DECEMBER 31, 1995
                                     or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

     For the transition period from         N/A       to          N/A

             Commission File Number            0-13817


                           MARGATE INDUSTRIES, INC.
             (Exact Name of Registrant as specified in its Charter)

                   DELAWARE                            84-8963939
       State  or  Other  Jurisdiction of     (IRS Employer Identification
         Incorporation or Organization                    Number)

           129 NORTH MAIN STREET, YALE, MICHIGAN  48097
       (Address of Principal Executive Offices)   (Zip Code)

      Registrant's Telephone Number, including area code  (313) 387-4300

      Securities registered pursuant to Section 12(b) of the Act:   NONE

         Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.005 PAR VALUE
                                 Title of Class

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

At March 15, 1996, 4,603,637 shares of Common Stock, no par value, were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant on that date was approximately $3,355,014.

Documents incorporated by reference:  NONE

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                              Yes  X       No
                                  ---         ---

Page 1 of      pages                          Exhibits are indexed on page    .
===============================================================================

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

     In June of 1989, Brown City Casting Corporation ("BCCC"), a wholly-owned subsidiary, commenced operations to provide finishing services on castings produced by foundries in the Michigan area. In June, 1993, the Company transferred its operations to Yale, Michigan and now conducts business under the name of Yale Industries. BCCC ceased all operations in Brown City, Michigan in June, 1993.

     On July 19, 1990, the Company sold 55% of the common stock of NHF to Wesley Industries, Inc., ("Wesley"), for $1,589,000 consisting of $1,500,000 cash and an $89,000 five-year Promissory Note. Wesley is 50%-owned by Mr. Delbert W. Mullens, currently a Director of the Company and 50%-owned by Ms. Lula Mullens. The promissory note called for interest at 2% over the prime rate, with no principal payments required until September, 1991. The Company extended the term of the note and payments will now begin in April, 1994. Upon repayment of the promissory note, Wesley has the right to purchase an additional 20% of the shares of NHF held by the Company for $800,000 or the then current book value, whichever is greater. Upon such purchase, the Company can require Mr. Mullens to purchase the remaining shares for $1,800,000 or the then current book value, whichever is greater.

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

     On February 1, 1995, the Company obtained forty percent (40%) interest in Complete Engineering Development Services, Inc. (CEDS). Due to disappointing results, the Board of Directors elected to divest its interest in CEDS as of December 31, 1995.

     In November 1995, the Company established a wholly-owned subsidiary, Fort Atkinson Industries, which provides finishing services on castings manufactured in the Iowa-Wisconsin area. Operations began on March 1, 1996.

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

     Michigan Casting Corporation ("MCC"), a Michigan corporation, is engaged in the business of performing finishing operations for the foundry industry. Such operations include the cleaning, grinding and testing of castings prior to shipment to the end purchaser. MCC commenced operations in June of 1987, and its facilities are currently located in Romeo, Michigan, approximately 15 miles from New Haven, Michigan where NHF's facilities are located. NHF uses the services of MCC for approximately 80% of the castings and cylinder heads they manufacture for Chrysler Corporation and others. The Company formed this subsidiary because a separate company and facility provided NHF, and other foundries, certain advantages over handling finishing functions in-house.
Over the past several years, automobile manufacturers have begun to require that additional finishing work and water testing be done on castings prior to shipment. These requirements have increased the amount of time and labor spent on these services. Management has found that MCC, as a separate company devoted to these activities, has been able to handle these functions more cost effectively. In addition, since MCC is capable of providing these services to other customers as well as NHF, MCC generates additional revenues for the Company.

     Yale Industries and Fort Atkinson Industries are also engaged in the business of performing finishing operations on grey iron castings for the foundry industry. The Company believes there exists a significant potential for additional sales volume for finishing operations from non-affiliated foundries and from NHF as it continues to grow and diversify into the non-automotive industries.

     New Haven Foundry, a 45% owned subsidiary of the Company, is a manufacturer of grey iron castings for the North American automotive industry and is currently a supplier of cylinder heads, manifolds, bearing caps, flywheels, and transmission casings for Detroit-based car manufacturers. Its principal customers include the Chrysler Corporation and Detroit Diesel Corporation. Approximately 88% of NHF's total sales are to Chrysler Corporation to whom it is the only supplier of grey iron cylinder heads. Although NHF is presently attempting to expand its customer base, the loss of this customer could have a materially adverse effect on NHF and consequently the Company.

          (i) PRINCIPAL PRODUCTS PRODUCED AND SERVICE RENDERED AND PRINCIPAL MARKETS. The principal service rendered by the Company is the finishing, cleaning and testing of grey iron castings produced by NHF for the automotive industry and other component manufacturers in the United States and Canada.

          (ii) STATUS OF NEW PRODUCTS OR INDUSTRY SEGMENTS. The Company announced it would begin cleaning operations at Fort Atkinson in early 1996. Except as to Fort Atkinson, there has been no public announcement of, and no information otherwise has been made public about, a new product or industry segment, which would require the investment of a material amount of the Company's assets, or which otherwise is material.

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

          (vii) MAJOR CUSTOMERS. The following table sets forth information concerning customers, or any group of customers under common control, or customers which are affiliates of each other, to which sales were made by the Company during the fiscal year ended December 31, 1995, in an amount which equals 10% or more of the Company's revenue and the Company's relationship to each:

                             RELATIONSHIP                PERCENT
                                 TO         AMOUNT OF    OF TOTAL
              CUSTOMER         COMPANY        SALES      REVENUE
              --------         -------        -----      -------
     New Haven Foundry, Inc.  Subsidiary    $6,763,353    72.6%

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

          (x) COMPETITION. The Company's domestic competition is limited primarily to cleaning operations and captive foundries of the automobile industry. For the most part, these domestic foundries have older facilities and are not a significant threat to the Company's competitive position. Internationally, the Company faces competition from similar operations located in Europe, South America and Mexico. The Company's most serious threat of competition is from state-of-the-art operations located in Mexico and Brazil. These companies in Brazil present a competitive threat because they are subsidized by their respective governments, have labor cost advantages, and modernfacilities.

          (xi) RESEARCH AND DEVELOPMENT. The Company has not engaged and does not currently engage in any research and development activities.

          (xii) ENVIRONMENTAL PROTECTION. The Company is subject to various federal, state, and local provisions regarding environmental matters, the existence of which has not hindered nor adversely affected the Company's business. Although the Company does not believe its business operations presently impair environmental quality, compliance with federal, state and local regulations which have been enacted or adopted regulating the discharge of materials into the environment could have an adverse effect upon the capital expenditures, earnings and competitive position of the Company. Since inception, the Company has not made any material capital expenditures for environmental control facilities and does not expect to make any such expenditures during the current and following fiscal years. However, the Company has agreed to administer the expenditure of $253,000 which the city of Yale, Michigan received as a community development block grant to perform an investigation to determine the extent of contamination at the Yale plant site and to clean up soil contamination left by previous owners and operators to a maximum of $253,000. The Company estimates the costs of administering the grant to be less than $50,000. As a result of its agreement to perform these procedures, the city of Yale, Michigan will transfer the property to the Company for use for casting, cleaning and foundry support operations within two years subject to certain conditions set forth in Item 7 of this Report. The Company has also received a hold harmless for any existing conditions at the facility. The property was transferred to the Company in 1995.

     As more fully described in Note 11 of the Financial Statements, NHF, the Company's 45% owned subsidiary, is reporting the following contingencies in relation to environmental problems:

     NHF is party to an action brought by FIRGIM and the United States of America ("U.S.") which alleges that NHF discharged potentially contaminated water into a stream which flows to settling ponds maintained by NHF, in violation of the Federal Clean Water Act. NHF estimates that a civil penalty approximating $500,000 will be incurred by NHF to settle the litigation, and NHF has provided reserves for this amount. Such charge is included in selling, general and administrative expenses in the accompanying statement of operations.

     NHF is party to an action brought by the U.S. and is also currently negotiating with the Michigan Department of Environmental Quality (MDEQ) regarding alleged violations of environmental laws pertaining to air and waste issues, including used foundry sand on its property. NHF is negotiating a consent decree with those agencies which encompasses most of these alleged violations and is also working with the MDEQ to resolve any remaining alleged violations.

     Based on results of preliminary investigation, some small portions of the foundry waste sand pile are known to contain levels of heavy metals which exceed environmental standards established by the U.S. Environmental Protection Agency ("EPA"). NHF has engaged environmental consultants to assist in developing a remediation plan to submit to the U.S. and MDEQ for approval. Other than those portions of the sand pile known to contain levels of heavy metals which exceed environmental standards, NHF believes the remainder of used sand is not in violation of such standards.

     NHF has identified several options to remediate the sand including on-site treatment or capping in place. Costs associated with these alternatives are currently estimated to range from $1.2 million to $6.0 million, and NHF has recorded a reserve of $1.5 million. Of this amount, $1.25 million was provided in the current year and is included in selling, general and administrative expenses in the accompanying statement of operations. The low estimate of the range assumes that no additional portions of the sand pile will contain heavy metals which exceed environmental standards. Although the ultimate outcome of this matter is not known at this time, on the basis of investigations performed to date by NHF and its environmental consultants, NHF does not believe that future costs associated with remedial action, in excess of reserves provided, will ultimately have a materially adverse impact on NHF's financial position or future results of operations.

          (xiii) EMPLOYEES. As of December 31, 1995, the Company had 148 hourly employees and 21 salaried employees at MCC, Yale Industries, Fort Atkinson Industries and Margate Industries. None of these employees are presently represented by a union. The Company also used approximately 80 employees from employee leasing service companies.

     (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES. The Company has no operations in foreign countries and no portion of its sales or revenues is derived from customers in foreign countries except Yale had sales of approximately $1,300 in 1995, $532,000 in 1994 and $1,296,000 in 1993 to Western Foundry, a Canadian company and $53,700 in 1995 and $968,000 in 1994 to Ford of Canada.

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

     Fort Atkinson's facilities are located in Fort Atkinson, Wisconsin. It leases facilities covering approximately 73,000 square feet. The Company has leased this facility for a ten (10) year period beginning in December 1995. Base rent is $11,212.50 per month. The Company believes the plant is suitable for its present and future needs.

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

                                           BID PRICE
                                        ---------------
                                        HIGH       LOW
                                        -----     -----
     Quarter ended March 31, 1995       $2.56     $1.75
     Quarter ended July 30, 1995        $2.00     $1.38
     Quarter ended September 30, 1995   $1.63     $1.06
     Quarter ended December 31, 1995    $1.19     $0.75

     Quarter ended March 31, 1994       $3.75     $2.38
     Quarter ended June 30, 1994        $3.31     $2.88
     Quarter ended September 30, 1994   $3.13     $2.38
     Quarter ended December 31, 1994    $2.06     $1.63

     Quarter ended March 31, 1993       $2.03     $1.41
     Quarter ended June 30, 1993        $1.56     $1.25
     Quarter ended September 30, 1993   $3.28     $1.41
     Quarter ended December 31, 1993    $3.59     $2.50


     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The approximate number of holders of record or the Company's common stock at March 15, 1996 was 489.

     (c) DIVIDENDS. The Company began paying quarterly dividends of $.00625 per share in August of 1991. Subsequently in August, 1992 the Board of Directors increased the dividend to $.0075 and in August, 1993, the quarterly dividend was increased to $.01 per share. On November 15, 1993 the quarterly dividend was increased to $.0125. On February 15, 1995 the quarterly dividend was increased to $.0150. On September 21, 1995 the quarterly dividend was suspended and will be decided at the Annual Meeting in June of each year if, or when the Company will pay a dividend.

      The following table sets forth certain selected financial data with respect to the Company.

(In Thousands, Except for Share Data)

                                     YEAR ENDED DECEMBER 31
                        ------------------------------------------------
                         1995       1994      1993       1992      1991
                        -------    -------   -------   -------   -------
Net sales               $ 9,311    $ 8,486   $ 8,183   $ 6,122   $ 4,249

Net income (loss)       $(1,744)   $ 1,552   $ 1,246   $ 1,682   $    38

Net income (loss) per
  common share          $ (0.37)   $  0.33   $  0.27   $  0.37   $  0.01

Dividends declared per
  common share          $0.0300    $0.0525   $0.0425   $0.0288   $0.0188

Total assets            $ 5,647    $ 7,328   $ 6,162   $ 5,119   $ 3,418

Long-term debt          $   184    $    26   $     -   $     4   $     6

Stockholders' equity    $ 4,467    $ 6,338   $ 5,068   $ 4,002   $ 2,416

                                       -9-

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

LIQUIDITY AND CAPITAL RESOURCES:

     The current and quick ratios, which provide an indication of the Company's short-term assets in relation to its short-term obligations, for the comparable periods are as follows:


                                          1995         1994
                                          ----         ----

 Working Capital                       $1,899,110   $2,138,682

 Current Ratio                             4.62:1       4.99:1

 Quick Assets (Cash, Securities
  and Receivables)                     $2,032,454   $2,000,418

 Quick Ratio                               3.88:1       3.73:1

     As noted by the above computations, the current ratio has decreased from 4.99:1 to 4.62:1 and working capital has decreased by $239,572 for the period from December 31, 1994 to December 31, 1995. The quick ratio has increased from 3.73:1 to 3.88:1. The largest single factor contributing to the decrease in working capital is the investment in property, plant and equipment of approximately $675,000.

     The Company's cash, cash equivalents and securities of approximately $666,413 are invested in bank deposits and marketable securities, consisting of investments in money market funds and equity securities. These funds will be used to support the increased sales volumes at the Company's subsidiaries. At December 31, 1995, market values were approximately $59,000 less than cost.

     Receivables increased by $405,447 from December 31, 1994 to December 31, 1995. The increase was due primarily to the increased sales volume.

     The Company has a facility line of credit of $500,000, with monthly interest payments at .5% over the prime rate. This line of credit is collateralized by substantially all the assets of the Company. No borrowings were outstanding as of December 31, 1995.

     The Company believes its cash flow from operations is sufficient to fund its current level of operations.

     The Company has in the past and will in the future seek qualified acquisitions in similar and related industries for expansion opportunities and larger market penetration. The Company currently has no agreement or arrangement to acquire any other business entity.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1995 VS. YEAR ENDED DECEMBER 31, 1994

     Sales increased by $824,115 or 10.0% from December 31, 1994 to December 31, 1995. The Company's net income decreased by $3,188,781 over the prior year's net income of $1,444,770. The growth rate in sales for 1995 is mostly attributable to increased activity in the automobile industry.

     Cost of sales as a percentage of sales was 84.3% for the year ending December 31, 1995 as compared to 79.5% for the year ending December 31, 1994. The major reasons for the increase was higher labor costs. The higher labor costs are a result of inefficiencies by major customers due to increased sales and the use of temporary employees due to low unemployment rates.

     Selling, general and administrative expenses increased by $169,978 from 1994 to 1995. This was mainly due to the above noted increase in sales, as most of these costs are variable and increased costs in merger and acquisition activities.

     Interest and dividend income for the year ending December 31, 1995 decreased from $43,945 in 1994 to $40,311 in 1995.

     Related party services and sales commissions decreased from $79,222 in 1994 to $23,388 in 1995. The decreases was in sales volume from customers from outside sales representatives.

YEAR ENDED DECEMBER 31, 1994 VS. YEAR ENDED DECEMBER 31, 1993

     Sales increased by $302,878 or 3.7% from December 31, 1993 to December 31, 1994. The Company's net income increased by $198,945 over the prior year's net income of $1,245,924. The growth rate in sales for 1994 is mostly attributable to increased activity in the automobile industry.

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

     Interest income for the year ending December 31, 1994 decreased from $103,600 in 1993 to $49,945 in 1994. This decrease was a result of the payoff of NHF of its loan.

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

   During 1995, 1994 and 1993 there were no significant changes in prices.

     The Company had commitments for the purchase of, or the installation of, fixed assets at the Yale Industries facility. The Company had agreed to purchase $1.5 million in assets between July 1, 1993 and June 30, 1995. This commitment had been met as of December 31, 1994. The Company had an option to buy the facility for $1.00. The Company met its commitments and exercised the option in 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information with respect to this item is contained in the financial statements appearing on Item 14 of this Report. Such information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As previously reported on Form 8K filed October 3, 1995, on October 2, 1995 the Company advised Arthur Andersen LLP, its independent auditors, that they were dismissed as the Company's independent auditors for the 1995 fiscal year.

     The report of Arthur Andersen, LLP dated March 22,1995 on the Company's consolidated financial statements as of December 31, 1994 and 1993 and for the periods ended December 31, 1994 and 1993 and for the periods ended December 31, 1994 included an explanatory paragraph calling attention to an uncertainty at the Company's 45%-owned equity investee, New Haven Foundry. The report also included an explanatory paragraph calling attention to a change in accounting.

     The change of accountants was approved by the Company's Board of Directors.

     In connection with Arthur Andersen's audit of the 1994 consolidated financial statements of the Company, the Board of Directors of the Company disagreed with Arthur Andersen regarding the necessity of including the explanatory paragraph calling attention to the uncertainty referred to in their Auditors' Report. The disagreement was ultimately resolved to Arthur Andersen's satisfaction.

ITEM 10. IDENTIFICATION OF OFFICERS AND DIRECTORS

     The following table sets forth the names and ages of all Officers and Directors of the Company, indicating all positions and offices with the Company held by each such person, and any periods during which he has served as such:

                                                                POSITION SERVED
                                                                  AS DIRECTOR
     NAME               AGE   ALL POSITIONS WITH THE COMPANY      OF COMPANY
     ----               ---   ------------------------------      ----------

Frederick G. Schriever  71    Chairman of the Board             November 1987 to present
                              and Director of the Company,
                              MCC, and Yale Industries

Delbert W. Mullens      51    Vice Chairman of the Board        July 1990 to present
                              and Director of the Company,
                              MCC, and Yale Industries

William H. Hopton       61    President and Director            January 1986 to present
                              of the Company, MCC,
                              and Yale Industries

Frederick G. Berlet     67    Treasurer and Director            November 1987 to present
                              of the Company, MCC,
                              and Yale Industries

David A. Widlak         47    Secretary and Director            November 1987 to present
                              of the Company, MCC,
                              and Yale Industries

BUSINESS EXPERIENCE OF DIRECTORS AND OFFICERS

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

     FREDERICK G. BERLET has been a Director of the Company since November of 1987 and its Treasurer since April of 1988. He also serves as Director of numerous Canadian and U.S. corporations and is President of S.W.O.
Managements Consultants Limited. He graduated with a Masters Degree in Business Administration in 1953 from the University of Western Ontario.
Mr. Berlet devotes as much time as is necessary to the business of the Company and its subsidiaries.

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

     COMMITTEES, MEETINGS OF THE BOARD OF DIRECTORS. The Company has an audit and compensation committee consisting of Frederick Berlet which consults with and reviews the reports of the Company's independent auditors and the Company's internal financial staff. This committee also makes recommendations to the Company's Board of Directors as to compensation matters. The audit and compensation committee held one meeting during the year. The Company's Board of Directors held four regular and one special meetings during the fiscal year ended December 31, 1995, at which time all of the then Directors were present or consented in writing to the actions taken at such meetings.

     COMPLIANCE WITH SECURITIES EXCHANGE ACT REPORTING REQUIREMENTS. To the Company's knowledge, during the fiscal year ended December 31, 1995, the Company's Officers and Directors complied with all applicable Section 16(a) filing requirements. This statement is based solely on a review of the copies of such reports furnished to the Company by its Officers and Directors and their written representations that such reports accurately reflect all reportable transactions.

ITEM 11. EXECUTIVE COMPENSATION

     CASH COMPENSATION. The following table sets forth the total remuneration paid during the Company's last fiscal year ended December 31, 1995 and the prior two years to the Chief Executive Officer, the only executive office whose total cash and non cash compensation exceeded $100,000 prior to 1995. In 1995 David Widlak's, Vice President of Mergers and Acquisitions, compensation exceeded $100,000.


                                      SUMMARY COMPENSATION TABLE
- ------------------------------------------------------------------------------------------------------
                                                                LONG TERM COMPENSATION
                                                                ---------------------------
             ANNUAL COMPENSATION                                  AWARDS               PAY-
                                                                                       outs
- -------------------------------------------------------------------------------------------
     (a)                (b)       (c)      (d)         (e)       (f)         (g)       (h)     (i)
                                                       OTHER                                   ALL
    NAME                                               ANNUAL   RESTRICTED             LTIP    OTHER
    AND                                                COMPEN-    STOCK      OPTIONS/  PAY-   COMPEN-
  PRINCIPAL                     SALARY     BONUS       SATION    AWARD(S)     SARS     OUTS   SATION
  POSITION            YEAR(1)      ($)      ($)        ($)(2)     ($)        (#)(3)     ($)    ($)(4)
- -------------------------------------------------------------------------------------------------------
 William H. Hopton     1995     $ 82,500   $ 12,500    $ 27,000                                $  7,687
  President and CEO    1994     $ 75,000   $ 18,000    $ 24,000                                $  8,342
                       1993     $ 65,000   $ 10,000    $ 24,000                                $  7,342

 David Widlak          1995     $ 55,000   $  8,300    $ 27,000                                $ 10,490
  Vice President of
  Merger &
  Acquisitions
- -------------------------------------------------------------------------------------------------------

(1) Periods presented are for the year ended December 31.
(2) Represents Directors fees.
(3) Number of shares of Common Stock subject to options granted during the year indicated.
(4) Represents employer contributions for insurance, disability insurance and car allowance.


COMPENSATION OF DIRECTORS

   The Directors receive $6,000 for each meeting they attend plus expenses. The Chairman of the Board of Directors receives $7,000 per meeting. Special Board Meetings are paid at $3,000 per meeting.

OPTIONS GRANTED

     The following table sets forth the options that have been granted to the Chief Executive Officer and President listed in the Executive Compensation Table during the Company's last fiscal year ended December 31, 1995.

                 OPTION/SAR GRANTS IN LAST FISCAL YEAR (1995)

                              INDIVIDUAL GRANTS
- -----------------------------------------------------------------------------
        (a)             (b)          (c)                (d)          (e)
                                   % OF TOTAL
                      OPTIONS/    OPTIONS/SARS        EXERCISE
                        SARS      GRANTED TO          OR BASE
                      GRANTED      EMPLOYEES           PRICE       EXPIRATION
       NAME             (#)      IN FISCAL YEAR       ($/SHARE)       DATE
       ----           -------    --------------       ---------    ----------
 William H. Hopton      N/A          N/A                N/A           N/A
 President  and CEO

AGGREGATE OPTIONS EXERCISED IN 1995 AND OPTION VALUES AT DECEMBER 31, 1995

     The following table sets forth certain information regarding options to purchase shares of Common Stock exercised during the Company's 1995 fiscal year and the number and value of exercisable and unexercisable options to purchase shares of Common Stock held as of the end of the Company's 1995 fiscal year by the Executive Officers of the Company named in the Summary Compensation Table:


                     AGGREGATED OPTIONS EXERCISED IN 1995
                    AND OPTION VALUES AT DECEMBER 31, 1995
- ------------------------------------------------------------------------------------
        (a)               (b)            (c)               (d)                (e)
                                                                           Value of
                                                         Number of        Unexercised
                                                        Unexercised      In-the-Money
                                                         Options at       Options at
                                                          12/31/95         12/31/95
                    Shares Acquired                     Exerciasable/    Exercisable/
       Name           on Exercise    Value Realized(1)  Unexercisable  Unexercisable(2)
      -----         ---------------  -----------------  -------------  ----------------
 William H. Hopton       16,000          $20,000          0/32,000        $0/$8,960
 President and CEO
- ------------------------------------------------------------------------------------


(1) Value realized is equal to the difference between the fair market value per share of Common Stock on the date of exercise and the option exercise price per share multiplied by the number of shares acquired upon exercise of an option.

(2) Value of exercisable/unexercisable in-the-money options is equal to the difference between the fair market value per share of Common Stock of $.78 at December 31, 1995, and the option exercise price per share multiplied by the number of shares subject to options.

     STOCK OPTION AND STOCK APPRECIATION RIGHTS PLANS. As of December 31, 1995, Mr. Hopton held options to purchase 32,000 shares of the Company's common stock, at a price of $.50 per share. These options are exercisable through December 15, 1997. Delbert W. Mullens, Vice-Chairman, held options to purchase 100,000 shares at a price of $1.50 per share and 100,000 shares at a price of $2.50 per share. Mr. Mullens' options are exercisable at any time, provided that he holds a minimum 55% ownership interest in NHF and the Company also holds an ownership interest in NHF.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. The following table sets forth as of March 15, 1996, information with respect to the ownership of the Company's $.005 par value common stock by each person known by the Company to own beneficially more than 5% of the outstanding common stock, and by each of its officers and directors and by all officers and directors collectively as a group:

                                            Amount and
                                            Nature of
Name and Address of                         Beneficial        Percent of
 Beneficial Owner                           Ownership          Class (1)
- -------------------                         ----------        -----------
Paul L. Cosper                              284,120(2)           6.2%
P.O. Box 96050
Wixom, MI 48096


Charles H. Raches, Jr.                      252,840              5.5%
6600 Tepee Ridge Road
Bozeman, MT 59715


Frederick G. and Patricia W. Schriever      795,147             17.3%
64 Clairview
Grosse Pointe Shores,
MI 48236


Frederick G. Berlet                         225,416(3)           4.9%
S.W.O. Management Consultants, Ltd.
35 Parkwood Drive
Tillsonburg, Ontario
Canada N4G 2B7


David A. Widlak                              93,000              2.0%
P.O. Box 482
Washington, MI 48094


Delbert W. Mullens                           15,000(4)           0.3%
2888 Bloomfield Crossings
Bloomfield Hills, MI 48013


William H. Hopton                           120,060(5)           2.6%
5448 North River Rd.
Marine City, MI 48039


All Officers and Directors                1,248,623             27.1%
of the Company & Subsidiaries
as a Group (5 Persons)

_______________________
(1) Each person has sole voting and investment power with respect to the shares shown except as noted.

(2) The shares beneficially owned by Mr. Cosper are held in the name of Paul L. Cosper, Trustee under an Agreement of Trust executed by Paul L. Cosper as Grantor. The beneficiaries of this trust are Mr. Cosper's wife and children.

(3) The shares beneficially owned by Mr. Berlet are held in joint tenancy with his wife and children.

(5) Does not include 200,000 options to purchase common stock.

(6) Includes 80,060 shares held by William Hopton, individually, 40,000 shares held jointly with his four children, and does not include 32,000 options not exercised as of this date.

     CHANGES IN CONTROL. The Company knows of no contractual arrangements, including any pledge by any person of securities, which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The terms of the sale of NHF common stock by the Company provide for a commission contract between NHF and the Company relating to sales in excess of $35,000,000 annually. The Company will receive $150,000 per year plus 3% on the difference between actual sales in excess of $35,000,000 but less than $40,000,000 plus 2% on actual sales that exceed $40,000,000. This commissions contract will be in effect for a period of not less than fifteen (15) years beginning in June 1990. The Company earned commissions from NHF in 1995 of $705,420 and accordingly, has a receivable in the amount of $114,541 as of December 31, 1995. Also, for a minimum period of fifteen (15) years beginning in June 1990, the Company and its subsidiaries will provide cleaning services on all castings produced by NHF on an exclusive basis, provided the Company retains an ownership interest in NHF. Consolidated net sales to NHF in 1995 amounted to $6,057,933.

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

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1).   The following Financial Statements are filed as part of this Report:

                                                                                          Page
                                                                                          ----
   Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . F-1

   Consolidated Balance Sheets, December 31, 1995 and 1994 . . . . . . . . . . . . . . . . F-2

   Consolidated Statements of Income, Years ended December 31, 1995, 1994 and 1993 . . . . F-4

   Consolidated Statements of Stockholders' Equity For the Years ended
   December 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . .  . . . . . . . . F-5

   Consolidated Statements of Cash Flows, Years ended December 31, 1995, 1994 and 1993 . . F-6

   Notes to Consolidated Financial Statements . . . . . . . . . . . . . .  . . . . . . . . F-7


(a) (2). The following Financial Statement are filed as part of this Report:

   Financial Statements of Subsidiary Not Consolidated . . . . . . . . .  . . . . . . . .  S-1

(a) (3) Exhibits:

   27   Financial Data Schedule


(b) Reports on Form 8-K:

   During the last quarter of the period covered by this report, the Company filed an 8-K on a change of Auditors.

                                       MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                                                                        ________

                                                        FINANCIAL STATEMENTS AND
                                                    INDEPENDENT AUDITORS' REPORT
                                                                        ________

                                                               DECEMBER 31, 1995

                      MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                                       ________

                                 FINANCIAL STATEMENTS
                                         AND
                             INDEPENDENT AUDITORS' REPORT
                                       ________

                                  DECEMBER 31, 1995

                      MARGATE INDUSTRIES, INC. AND SUBSIDIARIES

                                     - CONTENTS -

                                                                 PAGE NUMBER
                                                                 -----------
Independent Auditors' Reports                                         1

Financial Statements:

    Consolidated Balance Sheet                                        2

    Consolidated Statement of Operations                              3

    Consolidated Statement of Changes in Stockholders' Equity         4

    Consolidated Statement of Cash Flows                              5

    Notes to Consolidated Financial Statements                      6 - 24


                             INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Margate Industries, Inc. and Subsidiaries
Yale, Michigan

We have audited the accompanying consolidated balance sheet of MARGATE INDUSTRIES, INC. AND SUBSIDIARIES as of December 31, 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of NEW HAVEN FOUNDRY, the investment in which, as discussed in Note 1 to the financial statements, is accounted for by the equity method of accounting. The financial statements of NEW HAVEN FOUNDRY were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for NEW HAVEN FOUNDRY, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MARGATE INDUSTRIES, INC. AND SUBSIDIARIES at December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


PERRIN, FORDREE & COMPANY, P.C.



Troy, Michigan
February 20, 1996

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Margate Industries, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of MARGATE INDUSTRIES, INC. (a Delaware corporation) and subsidiaries as of December 31, 1994, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Margate Industries, Inc. and subsidiaries as of December 31, 1994, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As explained in Note 14 to the financial statements, effective January 1, 1993, the Company changed its method of accounting for postretirement benefits other than pensions.

                                       /s/ Arthur Andersen LLP

                                       Detroit, Michigan,
                                         March 22, 1995

                      MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                                    BALANCE SHEET
                                  DECEMBER 31, 1995


                                        ASSETS

                                                       DECEMBER 31,
                                              --------------------------
                                                  1995           1994
                                             -----------     ----------
CURRENT ASSETS:
  Cash and cash equivalents                   $  513,700     $  573,957
  Marketable securities                          152,713        465,867
  Accounts receivable:
    Trade                                        505,849        308,637
    Related parties                              974,733        651,957
  Note receivable - related party                 17,800         17,800
  Inventories                                     55,333        104,572
  Prepaid expenses and other                      78,879        288,276
  Prepaid federal income tax                     105,457        279,758
  Deferred tax assets                             19,000         34,000
                                             -----------     ----------
      Total current assets                     2,423,464      2,724,824

INVESTMENT IN NEW HAVEN FOUNDRY                  531,711      2,311,712

OTHER                                             48,419            -

NOTES RECEIVABLE FROM RELATED PARTY -
  Less current portion                            35,600         53,400

PROPERTY, PLANT AND EQUIPMENT - At cost,
  net of accumulated depreciation and
  amortization of $711,193 and $499,594 at
  December 31, 1995 and 1994, respectively     2,607,593      2,240,281
                                             -----------     ----------

                                              $5,646,787     $7,330,217
                                             -----------     ----------
                                             -----------     ----------


The accompanying notes are an integral part of the financial statements.

                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     DECEMBER 31,
                                            --------------------------
                                                1995           1994
                                            -----------     ----------

CURRENT LIABILITIES:
  Accounts payable                          $  182,246     $  325,585
  Accrued salaries and wages                    47,232         53,354
  Dividends payable                                  -         69,828
  Accrued workers' compensation                108,260         49,000
  Accrued single business tax                    1,000          7,000
  Notes payable                                165,663         23,771
  Other accrued liabilities                     19,953          7,604
                                           -----------     ----------
       Total current liabilities               524,354        536,142

DEFERRED TAX LIABILITIES                       141,000         88,000

OTHER POSTRETIREMENT BENEFITS                  330,739        288,024

NOTE PAYABLE - Long-term                       183,770         26,433

STOCKHOLDERS' EQUITY:
  Common stock - $.005 par value:
   Authorized - 25,000,000 shares
   Issued and outstanding - 4,653,637 and
    4,655,614 at December 31, 1995 and
    1994, respectively                          23,268         23,278
  Paid-in for common stock in excess of
   par value                                 7,499,980      7,517,749
  Accumulated deficit                       (3,056,324)    (1,149,409)
                                           -----------     ----------
       Total stockholders' equity            4,466,924      6,391,618
                                           -----------     ----------

                                            $5,646,787     $7,330,217
                                           -----------     ----------
                                           -----------     ----------


                      MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                         1995           1994           1993
                                                     -----------    -----------    -----------
NET SALES (Including related party sales and
    commissions of $6,763,353, $5,660,167 and
    $5,550,503 in 1995, 1994 and 1993,
    respectively)                                    $ 9,310,525    $ 8,486,410    $ 8,183,431

COST OF SALES                                          7,844,506      6,742,792      6,183,513
                                                     -----------    -----------    -----------

GROSS PROFIT                                           1,466,019      1,743,618      1,999,918

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           1,076,964        906,986        889,082

RELATED PARTY SERVICES AND SALES COMMISSIONS              23,388         79,222         41,111
                                                     -----------    -----------    -----------

INCOME FROM OPERATIONS                                   365,667        757,410      1,069,725

INTEREST AND DIVIDEND INCOME, Net                         40,311         43,945        103,600

EQUITY IN INCOME (LOSS) OF INVESTEE COMPANIES         (2,055,133)       858,313         20,200

RECOGNITION OF PREVIOUSLY DEFERRED GAIN                      -              -          561,811

OTHER INCOME                                              83,244          4,202         29,998
                                                     -----------    -----------    -----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME
    TAXES AND CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                              (1,565,911)     1,663,870      1,785,334

PROVISION FOR FEDERAL INCOME TAXES                       178,000        219,000        389,000
                                                     -----------    -----------    -----------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING PRINCIPLE                    (1,743,911)     1,444,870      1,396,334

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE - Other postretirement benefits                -              -         (150,410)
                                                     -----------    -----------    -----------

NET INCOME (LOSS)                                    $(1,743,911)   $ 1,444,870    $ 1,245,924
                                                     -----------    -----------    -----------
                                                     -----------    -----------    -----------

EARNINGS (LOSS) PER COMMON SHARE:
    Primary:
      Before accounting change                       $      (.37)   $      0.31    $      0.30
      Accounting change                                      -              -            (0.03)
                                                     -----------    -----------    -----------
                                                     $      (.37)   $      0.31    $      0.27
                                                     -----------    -----------    -----------
                                                     -----------    -----------    -----------

The accompanying notes are an integral part of the financial statements.

                      MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                         COMMON STOCK         PAID-IN FOR
                                 --------------------------   COMMON STOCK                     TOTAL
                                   NUMBER OF                  IN EXCESS OF   ACCUMULATED    STOCKHOLDERS
                                    SHARES         AMOUNT       PAR VALUE      DEFICIT         EQUITY
                                 -----------    -----------   ------------   -----------    ------------
Balance - December 31,
  1992                             4,598,970     $   22,995     $7,342,539    $(3,363,744)    $4,001,790
Stock options exercised               33,333            166         16,500            -           16,666
Net income                               -              -              -        1,245,924      1,245,924
Cash dividends declared
  ($.0425 per share)                     -              -              -         (196,517)      (196,517)
                                 -----------    -----------   ------------   ------------   ------------
Balance - December 31,
  1993                             4,632,303         23,161      7,359,039     (2,314,337)     5,067,863
Stock options exercised               33,334            167         16,499            -           16,666
Tax benefit of options
  exercised                              -              -          160,758            -          160,758
Stock purchase                       (10,000)           (50)       (18,547)           -          (18,597)
Adjustment to fair value
  of equity securities
  available for sale                     -              -              -          (35,413)       (35,413)
Net income                               -              -              -        1,444,870      1,444,870
Cash dividends declared,
  ($.0525 per share)                     -              -              -         (244,529)      (244,529)
                                 -----------    -----------   ------------   ------------   ------------
Balance - December 31,
  1994                             4,655,637         23,278      7,517,749     (1,149,409)     6,391,618
Stock options exercised               20,000            100          9,900            -           10,000
Tax benefit of options
  exercised                              -              -           10,699            -           10,699
Stock purchase                       (22,000)          (110)       (38,368)           -          (38,478)
Adjustment to fair value
  of equity securities
  available for sale                     -              -              -          (23,256)       (23,256)
Net loss                                 -              -              -       (1,743,911)    (1,743,911)
Cash dividends declared
  ($.03 per share)                       -              -              -         (139,748)      (139,748)
                                 -----------    -----------   ------------   ------------   ------------
                                   4,653,637     $   23,268     $7,499,980    $(3,056,324)   $(4,466,924)
                                 -----------    -----------   ------------   ------------   ------------
                                 -----------    -----------   ------------   ------------   ------------

The accompanying notes are an integral part of the financial statements.

                      MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                         1995           1994           1993
                                                     -----------    -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers                      $8,839,986     $8,730,519     $7,992,778
    Cash paid to suppliers and employees              (8,635,588)    (7,938,392)    (6,818,006)
    Interest and dividends received                       41,803         61,298        103,600
    Interest paid                                         (1,492)       (17,353)        (6,964)
    Income taxes (paid) refunded                          75,000       (324,242)      (370,000)
                                                     -----------    -----------    -----------
            Net cash from operating activities           319,709        511,830        901,408

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of marketable securities                        -         (229,956)      (109,719)
    Proceeds from sale of securities                     373,142        289,095         73,175
    Purchase of property, plant and
      equipment                                         (578,911)      (906,027)      (797,416)
                                                     -----------    -----------    -----------
            Net cash to investing activities            (205,769)      (846,888)      (833,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                10,000         16,666         16,666
    Purchase of treasury stock                           (38,478)       (18,597)           -
    Principal payments under long-term
      obligations                                        (23,771)       (21,219)        (2,160)
    Net proceeds from notes receivable                    17,800        217,800        428,700
    Payment of dividends                                (139,748)      (232,603)      (173,107)
                                                     -----------    -----------    -----------
            Net cash to financing activities            (174,197)       (37,953)       270,099
                                                     -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                     (60,257)      (373,011)       337,547

CASH AND CASH EQUIVALENTS:
    Balance - beginning of year                          573,957        946,968        609,421
                                                     -----------    -----------    -----------
    Balance - end of year                             $  513,700     $  573,957     $  946,968
                                                     -----------    -----------    -----------
                                                     -----------    -----------    -----------

       SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS


FIXED ASSET ACQUIRED UNDER CAPITAL
  LEASE OBLIGATION                                    $      -       $   67,466     $      -
                                                     -----------    -----------    -----------
                                                     -----------    -----------    -----------

The accompanying notes are an integral part of the financial statements.

                    MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1995


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

         This summary of significant accounting policies of Margate Industries, Inc. (the Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         BUSINESS ACTIVITY

         Margate Industries, Inc. is a holding company for subsidiaries involved in the cleaning of small and medium-sized grey iron castings that are sold primarily to the North American automobile industry.

         Export sales totaled approximately $54,500, $532,000 and $1,296,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Net sales to certain major customers that represented 10% or more of the consolidated net sales are as follows:

                                     1995            1994              1993
                                 -----------      -----------       ----------
         Western Foundry, Ltd.   $     1,300      $   532,000       $1,296,000
         New Haven Foundry         6,057,933        5,065,000        5,141,000
         Ford Motor Company           53,200          968,000              -

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Michigan Casting Corporation
         (MCC), Yale Industries (Yale), Fort Atkinson Industries, Inc. (FAI) and its 80%-owned subsidiary, West Haven Castings Co. (West Haven). West Haven ceased operations during 1993. Ten percent of the minority interest of West Haven is owned by a director of the Company. All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

                    MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1995


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED:

         PRINCIPLES OF CONSOLIDATION - CONTINUED

         In November 1995, the Company established a wholly-owned subsidiary, Fort Atkinson Industries, Inc., which provides finishing services on castings manufactured in the Iowa-Wisconsin area. Operations began on March 1, 1996.

         The Company follows the equity method of accounting for its 45% investment in New Haven Foundry (NHF) and it 40% interest in Complete Engineering Development Services, Inc. (CEDS). The carrying value of the Company's investment reflects its underlying equity in the net assets of NHF and CEDS.

         CASH EQUIVALENTS

         The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

         INVENTORIES

         Inventories, consisting primarily of grinding wheels, are stated at the lower of cost, determined on the first-in, first-out method, or market.

         PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are recorded at cost. Costs of maintenance and repairs are charged to expense when incurred.

         Depreciation and amortization of plant and equipment is recorded using the straight-line method over the estimated useful lives of the assets. Depreciation and amortization expense totaled $211,599, $157,548 and $91,512 in 1995, 1994 and 1993, respectively. Estimated useful lives of assets in the various classes of property, plant and equipment are as follows:

         Buildings and improvements                                  40 years
         Machinery and equipment                                     12 years
         Automobiles, furniture and fixtures                         12 years

                    MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1995

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED:

         REVENUE RECOGNITION

         Revenues derived from the cleaning of castings are recognized as services are provided.

         Sales commissions are recognized as revenue when earned.

         NET INCOME PER SHARE OF COMMON STOCK

         Net income per share of common stock is computed based on the weighted average number of shares of common stock outstanding during each year, plus the shares that would be outstanding assuming exercise of dilutive stock options and warrants. The total weighted average number of shares of common stock and common stock equivalents was 4,658,206, 4,677,652 and 4,613,117 for the years ended December 31, 1995, 1994 and 1993, respectively.

         On January 12, 1994, the Company's Board of Directors approved a proposal to reduce the authorized number of shares of common stock from 50,000,000 shares to 25,000,000 shares. In addition, a reverse stock split of one share of common stock for each five shares presently issued to and held by each stockholder was declared and the par value of the common stock was increased from $.001 to $.005 per share. All references in the financial statements to average number of shares outstanding, per share amounts, and stock option plan data have been restated to reflect the reverse-split.

         WORKERS' COMPENSATION

         In 1992, the Company became fully insured for workers' compensation. Prior to this time, the Company was partially self-insured. All significant partially insured claims have been accrued.

                    MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1995

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED:

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - RELATED PARTY TRANSACTIONS:

         The Company provides cleaning services to NHF for products manufactured by that Company. Pursuant to the July 1990 agreement for the sale of NHF common stock, the Company provides exclusive cleaning services on all castings produced by NHF for a minimum period of 15 years, provided the Company maintains an ownership interest in NHF.

         The terms of the sale also provided for a commission contract between NHF and the Company. The Company will receive a minimum of $150,000 per year, plus 3% of actual sales in excess of $35,000,000 but less than $40,000,000, plus an additional 2% on the actual sales that exceed $40,000,000. This commission contract is in effect for a period of not less than 15 years. The Company earned commissions from NHF amounting to $705,420, $607,149 and $410,000 in 1995, 1994 and 1993,
         respectively.

         During 1995, 1994 and 1993, the Company earned interest income of $2,116, $2,125 and $45,862, respectively on notes receivable and past due accounts receivable from NHF.

         Any unpaid balances of the aforementioned amounts are included in the related party balances on the accompanying balance sheet.

                    MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1995

NOTE 2 - RELATED PARTY TRANSACTIONS - CONTINUED:

         NHF has received authorization from the Internal Revenue Service to defer funding requirements for its hourly pension plan for the years 1981 through 1984 and 1986. These deferred obligations are being funded over a 15-year period. The Pension Benefit Guaranty Corporation (PBGC) has required that the Company guarantee the deferred obligations and has second and third liens on substantially all of the Company assets as collateral for the funding waivers. Accordingly, the Company is contingently liable for the following contributions, including interest, to be made by NHF.

                                                    ANNUAL
         YEARS                                   CONTRIBUTION
         -----                                   ------------

         1996                                     $252,195
         1997                                      191,878
         1998                                      126,209
         1999 and 2000                              60,422

         The Company also has a note receivable from a related party (see Note
         5).

NOTE 3 - INVESTMENT IN UNCONSOLIDATED COMPANY:

         As described in Note 1, the Company accounts for its 45% investment in NHF using the equity method. Summarized financial information of NHF is as follows as of December 31:


                                            1995            1994                    1994
                                         -----------    ------------            ------------
    ASSETS:

       Current assets                    $13,626,618     $12,613,943            $ 8,913,751
       Net property, plant and
          equipment                       11,982,268       8,886,886              7,176,045
       Other assets                          392,363       1,201,933              1,284,841
                                         -----------    ------------            ------------
              Total assets               $26,001,249     $22,702,762            $17,374,637
                                         -----------    ------------            ------------
                                         -----------    ------------            ------------

    LIABILITIES AND STOCKHOLDERS'
       EQUITY:

          Current liabilities            $18,214,820     $12,624,715            $10,286,696
          Noncurrent liabilities           6,603,140       4,940,482              3,857,738
          Stockholders' equity             1,183,289       5,137,565              3,230,203
                                         -----------    ------------            ------------
             Total liabilities and
                Stockholders' equity     $26,001,249     $22,702,762            $17,374,637
                                         -----------    ------------            ------------
                                         -----------    ------------            ------------


                    MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1995

NOTE 3 - INVESTMENT IN UNCONSOLIDATED COMPANY - CONTINUED:

                                         1995                 1994                1993
                                      -----------          -----------         -----------
NET SALES                             $60,035,860          $55,816,957         $46,935,738
OPERATING EXPENSES                     65,303,136           52,656,595          46,357,847
                                      -----------          -----------         -----------
INCOME (LOSS) BEFORE INCOME TAXES      (5,267,276)           3,160,362             577,891
INCOME TAXES (BENEFIT)                 (1,313,000)           1,253,000             533,000
                                      -----------          -----------         -----------
NET INCOME                           $ (3,954,276)         $ 1,907,362         $    44,891
                                      -----------          -----------         -----------
                                      -----------          -----------         -----------


         NHF implemented Statement of Financial Accounting Standards No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (SFAS 106) in the first quarter of 1993. The estimated liability as of the adoption date was $10.4 million, based on available actuarial valuations. NHF elected to amortize the transition obligation over 20 years. The annual expense for future postretirement employee benefits will include the annual amortization of this liability, future years' service cost and interest expense. The adoption of this statement had a significant impact on the Company's equity in the income of NHF.

         In connection with Wesley Industries' purchase of 55% of NHF (in
         1990), a stockholder of Wesley received an option to purchase an additional 20% of NHF's stock from Margate for a price equal to the greater of $800,000 or book value. If this option is exercised, Margate can require that the stockholder purchase all of the NHF shares held by Margate for an amount equal to the greater of $1,800,000 or book value.

         As described in Note 1, the Company accounts for its 40% investment in CEDS, acquired January 1995, using the equity method. During 1995, CEDS became insolvent and terminated operations. Therefore, at December 31, 1995, no financial information is presented and the investment in CEDS has been written down to net realizable value, $-0-.

                    MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1995

NOTE 4 - MARKETABLE SECURITIES:

         Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES (SFAS 115). The effect of adopting the provisions of SFAS 115 on the Company's financial statements was immaterial. This statement requires management to classify investments in equity and debt securities as either: held-to-maturity securities and reported at amortized cost; trading securities and reported at fair value, with unrealized gains and losses included in earnings; or as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. At
         January 1, 1995, the Company classified its securities as available-for-sale. At December 31, 1995, the Company reported all equity securities as available-for-sale, with a fair value of $152,713, and an unrealized loss of $23,256. This unrealized loss is included in stockholders' equity as an adjustment to fair value of equity securities available-for-sale. At December 31, 1994, investments in equity securities were valued at lower of aggregate cost or market and totaled $465,867.

                                             GROSS          GROSS
                            AMORTIZED      UNREALIZED     UNREALIZED
                               COST           GAINS          LOSSES         VALUE
                            ----------     ----------     ----------     ----------
    December 31,
        1995
    Available-for-
        sale equity
        securities            $211,382       $  1,296       $ 59,965        $152,713
                              --------       --------       --------        --------
                              --------       --------       --------        --------

         Proceeds from the sale of marketable equity securities in 1995 aggregated $373,142. The sale resulted in realized gains of $83,244 which is included in other income. For purposes of calculating the realized gain on sale of securities, cost of the securities is determined by use of the specific identification method.

                    MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1995

NOTE 5 - NOTE RECEIVABLE - RELATED PARTY:

         Note receivable - related party consisted of the following at December 31:


                                                     1995                    1994
                                                   --------               --------

          Wesley Industries, Inc. - principal
          payable $4,450 per quarter beginning
          April 30, 1994, and expiring
          January 31, 1999, plus interest at
          the prime rate established by
          National Bank of Detroit.  Interest
          is payable quarterly.  This note is
          unsecured.                                $ 53,400              $ 71,200

          Less current portion                        17,800                17,800
                                                    --------              --------
                                                    $ 35,600              $ 53,400
                                                    --------              --------
                                                    --------              --------

          The prime rate at December 31, 1995, was 8.5%.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment are summarized as follows as of December 31:

                                                     1995                    1994
                                                  ----------              ----------
          Building and improvements               $  691,687              $  530,043
          Machinery and equipment                  2,487,765               2,094,390
          Automotive equipment                        43,327                  25,148
          Furniture and fixtures                      96,007                  90,294
                                                  ----------             -----------
                  Total cost                       3,318,786               2,739,875
          Less accumulated depreciation and
          amortization                               711,193                 499,594
                                                  ----------              ----------
          Net property, plant and
                    equipment                     $2,607,593              $2,240,281
                                                  ----------              -----------
                                                  ----------              -----------

         The Company received Community Development Block Grant (CDBG) funds through the City of Yale totaling $387,035 and land with a value of $25,000. These grants have been recorded as a credit in the property accounts and will be amortized into income over the life of the assets acquired.

                    MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                DECEMBER 31, 1995

NOTE 7 - NOTES PAYABLE:

         Notes payable consist of the following at December 31:

                                                          1995                   1994
                                                         --------            ---------
          Note payable - bank, due in monthly
          principle installments of $7,583, plus
          interest at prime in payment of loan
          guarantee for investment in CEDS,
          uncollateralized, maturing December
          1998.  An additional $50,000 is
          currently due, representing the
          balance of the loan guarantee on
          investment in CEDS.                            $323,000            $    -
                                                         --------            ---------
          Capital lease - related party, due in
          monthly installments of $2,102,
          including interest at 3.7%, maturing
          February 1997.                                   26,433              50,204
                                                         --------            ---------
                                                          349,433              50,204

          Less current portion                            165,663              23,771
                                                         --------            ---------
                                                         $183,770            $ 26,433
                                                         --------            ---------
                                                         --------            ---------

         Maturities of notes payable obligations are as follows:

          Year ending December 31:
              1996                                                           $165,663
              1997                                                             92,770
              1998                                                             91,000
                                                                             ---------
                                                                             $349,433
                                                                             ---------
                                                                             ---------

         The Company maintains a bank line of credit of $500,000 for working capital requirements. The applicable interest rate is at the prime lending rate, currently 8.5% at December 31, 1995. The line of credit is secured by all accounts receivable, inventories and equipment of the Company. Additionally, certain required financial ratios must be maintained. The Company is in compliance with all covenant requirements as of December 31, 1995. The Company had no borrowings against the line as of December 31, 1995 and 1994.

                      MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                  DECEMBER 31, 1995

NOTE 8 - DEFERRED GAIN (LOSS) ON SALE (ACQUISITION) OF COMMON STOCK:

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

         Margate Industries, Inc. (the Company) acquired 40% of the stock of Complete Engineering Development Services, Inc. (CEDS) in January 1995. Under the provisions of the agreement, the Company became a guarantor of CEDS' line-of-credit agreement. On December 21, 1995, CEDS defaulted on the line of credit and demand payment was made by the lender. The Company, as guarantor, negotiated a term note agreement with the bank for $273,000 along with a required payment of $50,000 which relieved them of all principal and interest due under the line-of-credit agreement. As a result, the Company incurred a capital loss of approximately $275,000 of which $83,000 was utilized for federal tax purposes in 1995. The remaining unused capital loss of $192,000 is available for carryforward and expires in 2000.

NOTE 9 - INCOME TAXES:

         The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

                      MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                  DECEMBER 31, 1995

NOTE 9 - INCOME TAXES - CONTINUED:

         At December 31, components of deferred income taxes include the following:


                                                        1995           1994
                                                      ---------      ---------

         Current deferred taxes - gross assets        $  19,000      $  34,000
                                                      ---------      ---------
                   Current deferred tax -
                     assets                              19,000         34,000
                                                      ---------      ---------
         Noncurrent deferred taxes:
            Gross assets                                178,000         98,000
            Gross liabilities                          (254,000)      (186,000)
                                                      ---------      ---------
                    Valuation allowance                 (65,000)           -
                                                      ---------      ---------
                   Net noncurrent deferred
                     tax - assets (liabilities)        (141,000)       (88,000)
                                                      ---------      ---------

         Total deferred tax -
            assets (liabilities)                      $(122,000)     $ (54,000)
                                                      ---------      ---------
                                                      ---------      ---------


         The 1995 acquisition of CEDS, as discussed in Note 8, resulted in a federal tax capital loss to Margate. Due to the uncertainty of the future realization, a valuation allowance was established for this deferred asset in 1995. This loss carryforward expires in 2000.

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


                                                1995        1994        1993
                                              --------    --------    --------
         CDBG proceeds                        $    -      $    -      $140,000
         Depreciation and amortization        (254,000)   (186,000)   (105,000)
         Capital loss carryforward              65,000         -       197,000
         Other postretirement benefits         113,000      98,000      88,000
         Workers' compensation expense           3,000      17,000      33,000
         Vacation expense                       16,000      17,000         -
         Other                                     -           -       (21,000)
                                              --------    --------    --------

                   Total                      $(57,000)   $(54,000)   $332,000
                                              --------    --------    --------
                                              --------    --------    --------


                      MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                  DECEMBER 31, 1995

NOTE 9 - INCOME TAXES - CONTINUED:

         The components of the provision for income taxes are as follows for the years ended December 31:


                                                1995        1994        1993
                                              --------    --------    --------
         Current tax expense                  $110,000    $170,000    $536,000
         Deferred tax expense
           (benefit)                            68,000      49,000    (147,000)
         Operating and capital loss
           carryforwards                       (65,000)        -           -
         Adjustment to valuation
           allowance                            65,000         -           -
                                              --------    --------    --------

         Provision for income taxes           $178,000    $219,000    $389,000
                                              --------    --------    --------
                                              --------    --------    --------


         A reconciliation of the statutory tax rate to the effective tax rates recorded as follows:


                                                         1995     1994    1993
                                                         -----    ----    ----
         Statutory rate                                  (34)%     34%     34%
         (Earnings) losses of unconsolidated
           subsidiaries                                   45      (17)     (1)
         Deferred income related to CDBG
           proceeds                                       -        (1)     -
         Recognition of previously deferred gain          -        -      (13)
         Other                                            -        (3)     -
                                                         -----    ----    ----

         Effective rate                                   11 %     13%     20%
                                                         -----    ----    ----
                                                         -----    ----    ----


NOTE 10 -     DIVIDENDS PAYABLE:

         As of December 31, 1995, there were no dividends declared or payable to stockholders.

         In December 1994, the Company declared a quarterly cash dividend of $.0150 per share of its common stock. The dividend is payable February 15, 1995, to stockholders of record at the close of business on January 13, 1995.

                      MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                  DECEMBER 31, 1995

NOTE 11 -     STOCK OPTIONS:

         The following table sets forth stock options granted, exercised and canceled during the years ended December 31:


                                                   1995                1994                1993
                                            -----------------   -----------------   -----------------
                                                     EXERCISE            EXERCISE            EXERCISE
                                            NUMBER    PRICE     NUMBER    PRICE     NUMBER    PRICE
                                            ------    -----     ------    -----     ------    -----
    Stock options outstanding at the
    beginning of the year                  260,000      $ .50  333,334      $1.45  166,667      $ .50

    Stock options granted                      -          -        -          -    100,000       1.50

    Stock options granted                      -          -        -          -    100,000       2.50

    Stock options exercised                (20,000)       .50  (33,334)       .50  (33,333)       .50

    Stock options canceled                     -          -    (40,000)       -        -          -
                                           -------      -----  -------      -----  -------      -----

    Stock options outstanding at the
    end of the year                        240,000      $ .50  260,000      $1.65  333,334      $1.45
                                           -------      -----  -------      -----  -------      -----
                                           -------      -----  -------      -----  -------      -----


         Outstanding employee options of 40,000 shares of stock are exercisable at a maximum of 20,000 per year, through 1997.

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

                      MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                  DECEMBER 31, 1995

NOTE 12 - CASH FLOWS:

         A reconciliation of net income (loss) to net cash flows from operating activities is as follows for the years ended December 31:


                                                     1995           1994           1993
                                                 -----------     ----------     ----------
    Net income (loss)                           $(1,743,911)    $1,444,870     $1,245,924
    Adjustments to reconcile net income
      (loss) to net cash from operating
      activities:
        Depreciation and amortization               211,599        157,548         91,512
        Gain on sale of marketable
          securities                                (83,244)           -           (6,962)
        Loss on sale of property, plant
          and equipment                                 -              -           18,710
        Equity in (income) loss of
          Investee companies                      2,103,000       (858,313)       (20,200)
        Deferred income tax provision                68,000         49,000       (225,000)
        Deferred gain on sale of New
          Haven Foundry Common Stock                    -              -         (561,811)
        Tax benefit of stock options
          exercised                                  10,699        160,758            -
    Changes in assets and liabilities:
      (Increase) decrease in accounts
        receivable:
          Trade                                    (197,212)       142,643       (252,193)
          Related parties                          (322,776)       101,466         61,540
      (Increase) decrease in inventories             49,239        (59,107)       (25,143)
      (Increase) decrease in prepaid
        expenses and other                          335,280       (464,973)       (32,322)
      Increase (decrease) in accounts
        payable                                    (143,339)        99,992        131,965
      Increase (decrease) in accrued
        income tax                                      -         (351,000)       166,000
      Increase (decrease) in accrued
        workers' compensation                        59,260         14,420        (29,068)
      Increase (decrease) in accrued
        salaries and wages                           (6,122)       (25,318)        29,660
      Increase (decrease) in accrued
        single business tax                          (6,000)         1,500        (28,488)
      Increase (decrease) in other
        accrued liabilities                         (57,479)       (67,653)        75,257
      Increase in accrued pension and
        retiree health benefits                      42,715         25,997        262,027
      Increase in deferred taxes                        -          140,000            -
                                                -----------     ----------     ----------

    Net cash from operating activities          $   319,709     $  511,830     $  901,408
                                                -----------     ----------     ----------
                                                -----------     ----------     ----------


                      MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                  DECEMBER 31, 1995

NOTE 13 - LEASE COMMITMENTS:

         MCC leases its building under an operating lease agreement which expires in September 1998. This lease requires the Company to pay all maintenance and insurance expenses.

         Minimum payments under these leases are as follows:

           1996                                                 $111,800
           1997                                                  111,800
           1998                                                   88,500
                                                                --------

                                                                $312,100
                                                                --------
                                                                --------

         Rental expense for these leases in 1995, 1994 and 1993, was approximately $109,000, $103,000 and $115,000, respectively.

NOTE 14 - OTHER POSTRETIREMENT BENEFITS:

         In December 1990, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 106 on ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (SFAS 106). The new standard requires that the expected cost of these benefits be charged to expense during the years that the employees render service.

         The cumulative effect at January 1, 1993, of adopting SFAS 106 was to reduce net income by $150,410 ($228,410 before tax), or $.03 per share. The effect of this change reduced 1993 income before cumulative effect of accounting change by $23,617 ($33,617 before tax).

         The following table sets forth the Plan's funded status reconciled with the amount shown in the Company's consolidated balance sheet at December 31:


                                                   1995           1994
                                                 --------       --------
         Accumulated postretirement benefit
           obligation:
             Retirees                            $    -         $    -
             Fully-eligible active plan
               participants                        85,114         77,295
             Other active plan participants       229,892        191,083
                                                 --------       --------

                                                 $315,006       $268,378
                                                 --------       --------
                                                 --------       --------


                      MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                  DECEMBER 31, 1995

NOTE 14 - OTHER POSTRETIREMENT BENEFITS - CONTINUED:


                                                   1995           1994
                                                 --------       --------
         Unrecognized net loss from past
           experience different from that
           assumed and from changes in
           assumptions                           $ 15,733       $ 19,646
         Accrued postretirement benefit
           obligation                             315,006        268,378
                                                 --------       --------

         Accrued postretirement benefit cost     $330,739       $288,024
                                                 --------       --------
                                                 --------       --------


         The Company's postretirement healthcare and life insurance plan is not funded as the Company funds benefits on a pay-as-you-go basis.

         Net periodic postretirement benefit costs included the following components:


                                                   1995           1994
                                                 --------       --------
         Service cost - benefits attributed to
           service during the period             $ 21,623       $ 11,937
         Interest cost on accumulated other
           postretirement benefit obligation       21,061         16,625
         Recognition of transition obligation          31            -
                                                 --------       --------

         Net periodic other postretirement
           benefit cost                          $ 42,715       $ 28,562
                                                 --------       --------
                                                 --------       --------


         For measurement purposes, an 8% and 10.6% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 1995 and 1994, respectively; the rate was assumed to decrease to 6% over ten years and remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed healthcare cost trend rate by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1995 and 1994, by $87,687 and $73,239, respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the years then ended by $13,259 and $8,885, respectively.

                      MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                  DECEMBER 31, 1995

NOTE 14 - OTHER POSTRETIREMENT BENEFITS - CONTINUED:

         The discount rate used in determining the accumulated postretirement benefit obligation was 7.25% and 8% as of December 31, 1995 and 1994, respectively.

NOTE 15 - CONTINGENCIES:

         NHF, the Company's 45%-owned equity investee, is party to an action brought by PIRGIM and the United States of America ("U.S.") which alleges that NHF discharged potentially contaminated water into a stream which flows to settling ponds they maintain, in violation of the Federal Clean Water Act. NHF estimates that a civil penalty approximating $500,000 will be incurred by NHF to settle the litigation and the Company has provided reserves for this amount.

         NHF is party to an action brought by the U.S. and is also currently negotiating with the Michigan Department of Environmental Quality
         (MDEQ) regarding alleged violations of environmental laws pertaining to air and waste issues, including used foundry sand on its property. NHF is negotiating a consent decree with these agencies which encompasses most of these alleged violations and is also working with the MDEQ to resolve any remaining alleged violations.

         Based on results of preliminary investigation, some small portions of the foundry waste sand pile are known to contain levels of heavy metals which exceed environmental standards established by the U.S. Environmental Protection Agency ("EPA"). NHF has engaged environmental consultants to assist in developing a remediation plan to submit to the U.S. and MDEQ for approval. Other than those portions of the sand pile known to contain levels of heavy metals which exceed environmental standards, NHF believes the remainder of used sand is not in violation of such standards.

                      MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                  DECEMBER 31, 1995

NOTE 15 - CONTINGENCIES - CONTINUED:

         NHF has identified several options to remediate the sand including on-site treatment or capping in place. Costs associated with these alternatives are currently estimated to range from $1,200,000 to $6,000,000, and NHF has recorded a reserve of $1,500,000, of which $1,250,000 was provided in the current year. The low estimate of the range assumes that no additional portions of the sand pile will contain heavy metals exceeding environmental standards. Although the ultimate outcome of this matter is not known at this time, on the basis of investigations performed to date by the Company and its environmental consultants, NHF does not believe that future costs associated with remedial action in excess of reserves provided will ultimately have a materially adverse impact on the Company's financial position or future results of operations.

NOTE 16 - EMPLOYEE BENEFIT PLANS:

         The Company maintains a 401(k) plan covering all employees that satisfy the Plan's eligibility requirements. The Company is required to match 25% of each employee's contribution, not to exceed 8% of the participant's compensation. Employer's contribution for the years ended December 31, 1995 and 1994, was $23,264 and $19,123, respectively.

         Margate maintains a Defined Contribution Plan covering substantially all employees that satisfy the Plan's eligibility requirements. Under the provisions of the Plan, Margate is required to make an annual contribution of 5% of each participant's eligible compensation. Plan contributions for the years ended December 31, 1995 and 1994, were $22,386 and $38,227, respectively.

         During 1995, MCC adopted a Cafeteria Plan under Section 125 of the Internal Revenue Code which allows employees that participate to pay for their portion of health benefits with before tax dollars. The Plan covers all employees that meet the requirements of coverage under MCC's group health benefit plan.

                      MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                  DECEMBER 31, 1995

NOTE 17 - COMMITMENTS:

         On January 1, 1996, FAI entered into a lease agreement for its operations facility located in Wisconsin. The term of the noncancellable operating lease is ten years at a monthly base rent of $11,313. The Company is required to pay taxes, insurance and common area maintenance charges.

         On January 2, 1996, Margate executed a $400,000 bank term loan. The proceeds of the loan were necessary to facilitate the application for a Community Development Block Grant for FAI.

         In February 1996, Margate purchased 30,000 shares of outstanding stock of the Company.

                              NEW HAVEN FOUNDRY


                             FINANCIAL STATEMENTS

                       AS OF DECEMBER 31, 1995 AND 1994


                        TOGETHER WITH AUDITORS' REPORT

                              NEW HAVEN FOUNDRY


             FINANCIAL STATEMENTS AS OF DECEMBER 31, 1995 AND 1994


                        INDEX OF FINANCIAL STATEMENTS




Report of Independent Public Accountants

Balance Sheet as of December 31, 1995 and 1994

Statement of Operations for the Years Ended December 31, 1995, 1994, and 1993

Statement of Changes in Stockholders' Equity for the Years Ended December 31, 1995, 1994, and 1993

Statement of Cash Flows for the Years Ended December 31, 1995, 1994, and 1993

Notes to Financial Statements

Schedule II - Valuation and Qualifying Accounts

                   Report of Independent Public Accountants



To the Board of Directors
New Haven Foundry:

We have audited the accompanying balance sheet of NEW HAVEN FOUNDRY ("Company")(a Michigan corporation) as of December 31, 1995 and 1994, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Haven Foundry as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As explained in Note 6 to the financial statements, effective January 1, 1993, the Company changed its method of accounting for postretirement benefits other than pensions.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index of Financial Statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Detroit, Michigan,
  March 12, 1996.

                              NEW HAVEN FOUNDRY


                                BALANCE SHEET

                     AS OF DECEMBER 31, 1995 AND 1994



                  ASSETS                            1995             1994
                  ------                       ------------      ------------
CURRENT ASSETS:
  Cash                                         $      1,500      $     37,374
  Accounts receivable-
    Trade, net of allowance for doubtful
      accounts of $60,000 and $25,000
      for 1995 and 1994, respectively             9,351,933         9,836,525
    Other                                            74,595            89,779
  Inventories                                       964,303         1,720,915
  Prepaid expenses-
    Tooling                                         714,001           380,845
    Insurance and other                             177,120            50,872
  Federal income tax receivable                   1,508,166            99,633
  Deferred tax assets                               835,000           398,000
                                               ------------      ------------
        Total current assets                     13,626,618        12,613,943


PROPERTY, PLANT AND EQUIPMENT:
  Land and improvements                           1,323,984           509,325
  Building and improvements                       5,667,746         3,850,495
  Machinery and equipment                        14,440,703        12,387,523
  Pollution control equipment                     2,790,413         2,552,955
  Vehicles                                          221,350           156,231
  Furniture and fixtures                            602,329           464,701
  Construction in progress                          124,069         1,255,236
                                               ------------      ------------
                                                 25,170,594        21,176,466
  Less- Accumulated depreciation
    and amortization                             13,188,326        12,289,580
                                               ------------      ------------
        Net property, plant and equipment        11,982,268         8,886,886
                                               ------------      ------------

OTHER ASSETS:
  Maintenance repair parts                          392,363         1,201,933
                                               ------------      ------------
        Total assets                           $ 26,001,249      $ 22,702,762
                                               ------------      ------------
                                               ------------      ------------


The accompanying notes are an integral part of this statement.

                              NEW HAVEN FOUNDRY

                                BALANCE SHEET

                      AS OF DECEMBER 31, 1995 AND 1994
                                 (Continued)



LIABILITIES AND STOCKHOLDERS' EQUITY                     1995         1994
- ------------------------------------                -----------    -----------
CURRENT LIABILITIES:
  Accounts payable-
    Trade                                           $ 4,397,249    $ 2,398,086
    Related parties                                   1,174,101        512,721
  Accrued salaries and wages                            570,061        609,002
  Notes payable - Bank                                8,878,698      7,240,615
  Current portion of long-term debt                      69,545        109,355
  Accrued commissions - related parties                 288,086        164,190
  Current portion of accrued pension cost               639,175        633,000
  Other accrued liabilities                           2,197,905      1,078,746
                                                    -----------    -----------
        Total current liabilities                    18,214,820     12,745,715
                                                    -----------    -----------

LONG-TERM DEBT - less current portion                   328,161         55,200
                                                    -----------    -----------

ACCRUED EMPLOYEE BENEFITS:
  Retiree health                                      4,272,879      2,647,568
  Pension cost - less current portion                 1,152,100      1,366,714
  Workers' compensation                                 850,000        750,000
                                                    -----------    -----------
        Total accrued employee benefits               6,274,979      4,764,282
                                                    -----------    -----------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 stated value per
    share, 65,960 shares authorized,
    issued and outstanding                                  660            660
  Paid in for common stock in excess of
    stated value                                      6,597,602      6,597,602
  Accumulated deficit                                (5,414,973)    (1,460,697)
                                                    -----------    -----------
        Total stockholders' equity                    1,183,289      5,137,565
                                                    -----------    -----------
                                                    $26,001,249    $22,702,762
                                                    -----------    -----------
                                                    -----------    -----------


The accompanying notes are an integral part of this statement.

                              NEW HAVEN FOUNDRY


                           STATEMENT OF OPERATIONS

             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                                 1995          1994          1993
                                             -----------   -----------   -----------
NET SALES                                    $60,035,860   $55,816,957   $46,935,738

COST OF SALES                                 57,689,840    47,535,223    41,240,262
                                             -----------   -----------   -----------
GROSS PROFIT                                   2,346,020     8,281,734     5,695,476

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                     7,093,529     4,691,830     4,764,813
                                             -----------   -----------   -----------
OPERATING INCOME (LOSS)                       (4,747,509)    3,589,904       930,663

INTEREST EXPENSE                                 519,767       429,542       352,772
                                             -----------   -----------   -----------
INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES                                (5,267,276)    3,160,362       577,891

PROVISION (CREDIT) FOR INCOME TAXES           (1,313,000)    1,253,000       533,000
                                             -----------   -----------   -----------

NET INCOME (LOSS)                            $(3,954,276)  $ 1,907,362   $    44,891
                                             -----------   -----------   -----------
                                             -----------   -----------   -----------

NET INCOME (LOSS) PER SHARE OF COMMON
  STOCK                                      $    (59.95)  $     28.92   $      0.68
                                             -----------   -----------   -----------
                                             -----------   -----------   -----------














       The accompanying notes are an integral part of this statement.

                              NEW HAVEN FOUNDRY


                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993







                                         PAID-IN FOR
                                         COMMON STOCK
                               COMMON     IN EXCESS                        TOTAL
                               STOCK      OF STATED     ACCUMULATED    STOCKHOLDERS'
                               AMOUNT       VALUE          DEFICIT         EQUITY
                               ------    ------------   -----------    -------------
BALANCE - December 31, 1992     $660     $6,597,602     $(3,412,950)    $ 3,185,312

  Net Income                      -            -             44,891          44,891
                                ----     ----------     -----------     -----------
BALANCE - December 31, 1993      660      6,597,602      (3,368,059)      3,230,203

  Net Income                      -            -          1,907,362       1,907,362
                                ----     ----------     -----------     -----------
BALANCE - December 31, 1994      660      6,597,602      (1,460,697)      5,137,565

  Net Loss                        -            -         (3,954,276)     (3,954,276)

BALANCE - December 31, 1995     $660     $6,597,602     $(5,414,973)    $ 1,183,289
                                ----     ----------     -----------     -----------
                                ----     ----------     -----------     -----------






        The accompanying notes are an integral part of this statement.

                              NEW HAVEN FOUNDRY


                           STATEMENT OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993


                                                          1995            1994            1993
                                                     ------------    ------------    ------------
INCREASE (DECREASE) IN CASH:
  Cash flows from operating activities-
    Cash received from customers                     $ 60,520,182    $ 50,394,076    $ 47,247,900
    Cash paid to suppliers and employees              (56,911,911)    (46,927,337)    (44,410,983)
    Interest paid                                        (490,909)       (508,079)       (399,285)
    Income taxes paid                                    (620,000)     (1,560,000)       (821,819)
                                                     ------------    ------------    ------------
      Net cash provided by operating
       activities                                       2,497,362       1,398,660       1,615,813
                                                     ------------    ------------    ------------
  Cash flows from investing activities -
  Purchase of property, plant and equipment            (4,406,470)     (2,859,230)     (1,738,792)
  Proceeds from sale of plant and equipment                 2,000          16,106            -
                                                     ------------    ------------    ------------
      Net cash used in investing
       activities                                      (4,404,470)     (2,843,124)     (1,738,792)
                                                     ------------    ------------    ------------
  Cash flows from financing activities-
    Principal payments under long-term
      obligations                                        (126,273)       (169,318)       (765,489)
    Proceeds of long-term debt                            359,424            -               -
    Net borrowings under short-term notes payable       1,638,083                         588,421
    Proceeds (repayments) of related party
      advances, net                                          -           (200,000)        277,686
                                                     ------------    ------------    ------------
      Net cash provided by
       financing activities                             1,871,234       1,460,149         100,618
                                                     ------------    ------------    ------------
INCREASE (DECREASE) IN CASH                               (35,874)         15,685         (22,361)
CASH - Beginning of year                                   37,374          21,689          44,050
                                                     ------------    ------------    ------------
CASH - End of year                                   $      1,500    $     37,374    $     21,689
                                                     ------------    ------------    ------------
                                                     ------------    ------------    ------------




       The accompanying notes are an integral part of this statement.

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

Export sales totaled approximately $131,000 for the year ended December 31, 1993. There were no export sales in 1995 or 1994. Net sales to significant customers were as follows:

              CUSTOMER                      1995          1994          1993
              --------                  -----------   -----------   -----------
       Chrysler Corporation             $49,473,000   $44,771,000   $37,006,000
       Kelsey-Hayes Corporation           3,439,000     4,204,000          -
       Detroit Diesel Corp.               1,546,000     1,624,000     2,468,000

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                              NEW HAVEN FOUNDRY

                        NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)

INVENTORIES

Inventories are stated at the lower of cost or market, determined on the first-in, first-out method. Specialized maintenance repair parts are expensed when used. Inventories, net of valuation reserves, are comprised of the following at December 31, 1995 and 1994:

                                                 1995          1994
                                             ----------    ----------
        Raw materials                        $  350,996    $  390,915
        Finished goods                          613,307     1,330,000
                                             ----------    ----------
          Total production inventories          964,303     1,720,915
        Maintenance repair parts                392,363     1,201,933
                                             ----------    ----------
          Total inventories                  $1,356,666    $2,922,848
                                             ----------    ----------
                                             ----------    ----------

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

                              NEW HAVEN FOUNDRY

                        NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)

REVENUE RECOGNITION

Revenues from sales of the Company's products are recognized upon shipment of such products to its customers.

NET INCOME PER SHARE OF COMMON STOCK

Net income (loss) per share of common stock is based upon the weighted average number of shares of 65,960 outstanding during the years ended December 31, 1995, 1994, and 1993.

RECLASSIFICATIONS

Certain amounts in the 1994 and 1993 financial statements have been reclassified to conform to 1995 presentation.

(2)  RELATED PARTY TRANSACTIONS

Effective July 1, 1990, Wesley purchased 55% of the Company's voting common stock from Margate. Pursuant to the Stock Purchase Agreement, as amended, for a period of fifteen years or as long as Margate retains a stock interest in the Company, whichever is longer, in exchange for marketing and management services the Company pays Margate and Wesley each 3% of the amount of the Company's annual gross sales between $35,000,000 and $40,000,000, plus $150,000. On annual gross sales over $40,000,000, Margate and Wesley will each receive an additional 2% of annual gross sales. The Company was charged by Margate and Wesley $705,000, $607,000, and $409,963 each during 1995, 1994, and 1993, respectively, to satisfy this obligation.

Michigan Casting Corporation (MCC) and Brown City Casting Corp., doing business as Yale Industries, Inc. (Yale) effective, are subsidiaries of Margate, and provide cleaning and finishing services to the Company. The management of Margate and the Company mutually agree upon the pricing and terms of these transactions such that they are at prices and terms equivalent to those available to and transacted with, unrelated parties. Margate and its subsidiaries charged the Company $6,046,000, $4,991,000, and $5,141,000 for such services during 1995, 1994, and 1993, respectively.

                              NEW HAVEN FOUNDRY

                        NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)



The Company purchases coating services from an affiliated company. Charges for these services were $1,640,000, $1,488,000, and $1,409,000 in 1995, 1994, and 1993, respectively.

A director of the Company is associated with a firm which acts as a sales representative for the Company. The firm charged the Company $433,000, $437,000, and $397,000 for services rendered during 1995, 1994, and 1993, respectively.

The Company incurred costs of $14,000, $20,000, and $28,500 during 1995, 1994, and 1993 for administrative and accounting services provided by Wesley.

During 1994 and 1993, the Company incurred interest charges of $2,125 and $45,862, respectively, on overdue accounts payable and notes payable to Margate.

Any unpaid balances of the aforementioned charges are included in the related party balances in the accompanying balance sheets.

The Company had a $600,000 loan from Margate. This amount was repaid at $100,000 per month, plus interest at 2% over prime, during the period October 1993 to March 1994.

(3)  NOTES PAYABLE

The Company has outstanding notes payable to a bank consisting of borrowings under a short-term line of credit agreement. Borrowings under the line of credit agreement require monthly interest payments at 1.25% over the prime rate and are limited to the sum of the following, as defined in the agreement; (a) 80% of eligible accounts receivable;

(b) the lesser of 50% of eligible inventories or $2,000,000; and
(c)$1,975,000, which is reduced $71,000 per month beginning June 1, 1995. All amounts outstanding under this line of credit are due on demand and are secured by substantially all assets of the Company.

The interest rates at December 31, 1995, 1994, and 1993 were 9.75%, 9.75%, and 7.5%, respectively.

                              NEW HAVEN FOUNDRY

                        NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)


(4)  LONG-TERM DEBT

Long-term debt is comprised of the following as of December 31:

                                                              1995          1994
                                                            --------      --------
       Working capital loan with a key customer;
        monthly payments of $11,665 plus interest
        at the greater of 10.5% or the prime rate
        through August 1995, secured by
        substantially all assets of the Company             $    -        $ 81,755

       Non-interest bearing obligation payable to a
        former employee; annual payments
        of $27,600 through 1997                               55,200        82,800

       Installment loan, secured by equipment financed;
        monthly payments of $2,600 including
        interest of 11% through July 1998                     69,890          -

       Land-contract requiring monthly payments of
        $3,472 including interest of 8.5% through
        September of 2005                                    272,616          -
                                                            --------      --------
                                                             397,706       164,555

          Less- Current portion                               69,545       109,355
                                                            --------      --------
                                                            $328,161      $ 55,200
                                                            --------      --------
                                                            --------      --------

                              NEW HAVEN FOUNDRY

                        NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)



Maturities of long-term debt at December 31, 1995 are as follows:

              1996                           $ 69,545
              1997                             75,587
              1998                             39,771
              1999                             24,217
              2000 and after                  188,586
                                             --------
                                             $397,706
                                             --------
                                             --------

During 1988, the Company terminated an employment agreement with a former employee and entered into a new agreement that requires annual payments of $27,600 through 1997. If the Company fails to perform any obligation under the terms of the new agreement, the former employee may enforce a claim against the Company under the terms of the former agreement for unpaid compensation and interest totaling $442,382. The Company is contingently liable for $387,182, which represents the difference between the potential claim under the former agreement of $442,382 and the obligation accrued under the new agreement at December 31, 1995.

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

                              NEW HAVEN FOUNDRY

                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)

The following table sets forth the funded status of the Company's pension plans for hourly and salaried employees and amounts recognized in the balance sheets at December 31, 1995 and 1994, based on actuarial valuations prepared for the plan years ending September 30, 1995 and 1994.

                                                 1995                       1994
                                       -----------------------   ------------------------
                                         HOURLY        SALARY       HOURLY        SALARY
                                       -----------   ----------   -----------   ----------
     Actuarial present value of
      vested benefit obligation        $ 6,834,470   $3,241,652   $ 6,927,479   $2,499,396
                                       -----------   ----------   -----------   ----------
                                       -----------   ----------   -----------   ----------
     Accumulated benefit obligation    $ 6,864,056   $3,241,652   $ 7,387,911   $2,552,920
                                       -----------   ----------   -----------   ----------
                                       -----------   ----------   -----------   ----------
     Projected benefit obligation      $ 6,864,056   $3,241,652   $ 7,387,911   $3,194,727
     Plan assets at fair value           6,270,599    3,642,878     5,456,019    3,331,076
                                       -----------   ----------   -----------   ----------
     Projected benefit obligation less
      than (in excess of) plan assets     (593,457)     401,226    (1,931,892)     136,349
     Unrecognized net loss (gain)         (995,351)    (230,900)      (13,494)     122,447
     Unrecognized prior service cost
      (gain)                              (519,892)        -         (571,808)      62,984
     Unrecognized net transition
      amount at January 1, 1988            391,600     (244,501)      456,900     (261,200)
                                       -----------   ----------   -----------   ----------
     Prepaid (accrued) pension cost     (1,717,100)     (74,175)   (2,060,294)      60,580
     Less- Current portion                 565,000       74,175       633,000          -
                                       -----------   ----------   -----------   ----------
     Long-term prepaid (accrued)
      pension cost                     $(1,152,100)  $     -      $(1,427,294)  $   60,580
                                       -----------   ----------   -----------   ----------
                                       -----------   ----------   -----------   ----------

                              NEW HAVEN FOUNDRY

                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)



Net periodic pension cost for 1995, 1994, and 1993 included the following components:

                                       1995                 1994                   1993
                               -------------------  --------------------   --------------------
                                HOURLY    SALARY     HOURLY     SALARY      HOURLY     SALARY
                               --------  ---------  ---------  ---------   ---------  ---------
Service cost - benefits
 earned during the year        $107,828  $ 115,572  $ 130,280  $ 102,294   $  92,989  $ 103,699
Interest cost on projected
 benefit obligation             566,639    248,084    538,274    223,358     577,055    232,007
Actual (gain) loss on plan
 assets                        (779,709)  (506,670)   (80,923)  (268,638)   (463,619)  (264,536)
Net amortization and
 deferral                       360,702    223,220   (352,173)   (22,337)     29,274    (18,608)
                               --------  ---------  ---------  ---------   ---------  ---------
  Net periodic pension cost    $255,460  $  80,206  $ 235,458  $  34,677   $ 235,699  $  52,562
                               --------  ---------  ---------  ---------   ---------  ---------
                               --------  ---------  ---------  ---------   ---------  ---------

The discount rate used in determining the actuarial present value of the projected benefit obligations was 8%, 8% and 7% for the years ended December 31, 1995, 1994, and 1993, respectively. The rate of increase in future compensation levels for the salaried plan was 4% and the expected long-term rate of return on assets was 8% for the years ended 1995, 1994, and 1993, respectively.

The Company's funding policy for these plans is to make the minimum annual contributions required by applicable regulations. The Company has received authorization from the Internal Revenue Service to defer minimum funding required for its pension plans for the years 1981 through 1984 and 1986. The Company is funding its deferred obligations over 15 years. The Pension Benefit Guaranty Corporation has second and third liens on all Company assets as collateral for the funding waivers. Total contributions, including interest, to be made by the Company in the future against the deferred portion of the pension obligations are as follows:

                                                        ANNUAL
              YEARS                                 CONTRIBUTIONS
              -----                                 -------------
           1996                                        $252,195
           1997                                         191,878
           1998                                         126,209
           1999 and 2000                                 60,422

These amounts are included in accrued pension costs reported in the accompanying balance sheet.

                              NEW HAVEN FOUNDRY

                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)

During 1995, Wesley Industries, Inc. terminated its salaried defined benefit pension plan, effective September 1, 1995. This plan includes the salaried employees of the Company. The assets of the terminated plan will be used to purchase non-participating annuity contracts for retired employees and vested non-employee participants with the remaining assets transferred to the Company's existing 401(k) plan for the benefit of vested current employees. The Company has accounted for this plan termination as a plan curtailment in the 1995 financial statements. The Company's portion of the curtailment loss amounted to $55,000 and is included in the Company's statement of operations for the current year. The Company is currently awaiting final regulatory approval in order to formally terminate the plan, including final distribution of plan assets. Formal termination of the plan is expected to occur in 1996 and the Company currently estimates there will be no significant gain or loss incurred related to this event.

(6)  POSTRETIREMENT EMPLOYEE BENEFITS

Employees retiring from the Company are entitled to postretirement health care and life insurance benefits. The amount of these benefits are based on years of credited service and the age of the participant. The Company may amend or change the plan periodically.

In December 1990, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 106, "Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"). The new standard requires that the expected cost of these benefits be charged to expense during the years in which eligible employees render service. The Company implemented SFAS 106 in the first quarter of 1993 and the transition liability of $10,732,329 will be recognized over 20 years.

                              NEW HAVEN FOUNDRY

                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)


The following table sets forth the plan's funded status  as of December 31:

                                                   1995          1994
                                                -----------   -----------
       Accumulated benefit obligation -
       Retirees                                 $ 6,410,519   $ 5,507,078
       Fully eligible active plan participants    2,800,679     2,651,217
        Other active plan participants            4,716,823     4,348,100
                                                -----------   -----------
                                                $13,928,021   $12,506,395
                                                -----------   -----------
                                                -----------   -----------

                                                   1995          1994
                                                -----------   -----------
       Accumulated postretirement benefit
        obligation in excess of plan assets     $13,928,021   $12,506,395
       Unrecognized net loss                       (624,608)     (268,603)
       Unrecognized net transition obligation    (9,030,534)   (9,590,224)
                                                -----------   -----------
       Accrued postretirement benefit cost      $ 4,272,879   $ 2,647,568
                                                -----------   -----------
                                                -----------   -----------

The Company's postretirement healthcare and life insurance plan is not funded as the Company provides benefits on an as incurred basis. The amount of cash benefits paid under this plan for 1995, 1994, and 1993 were $438,951, $394,767 and $478,194, respectively.

Net periodic postretirement benefit cost included the following components for the years ending December 31:

                                              1995        1994        1993
                                           ----------  ----------  ----------
       Service cost - benefits earned      $  524,692  $  353,685  $  303,784
       Interest cost                        1,072,292     821,441     858,586
       Amortization of transition
        obligation                              -           -            -
       Net amortization and deferral          576,039     570,869     570,511
                                           ----------  ----------  ----------

       Net periodic cost                   $2,173,023  $1,745,995  $1,732,881
                                           ----------  ----------  ----------
                                           ----------  ----------  ----------

                              NEW HAVEN FOUNDRY

                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)



For measurement purposes, a 10.4%, 10.8%, and 11.2% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for the years ended December 31, 1995, 1994 and 1993 respectively; the rate was assumed to decrease gradually to 6%, in 2007 and remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed healthcare cost trend rate by 1 percentage point in each year would increase the accumulated postretirement benefit obligation $1,833,000 as of December 31, 1995, and the aggregate of service and interest cost components of net periodic postretirement benefit cost for the year then ended by $88,000. The discount rate used in determining the accumulated postretirement benefit obligation was 8 percent.

(7)  WORKERS' COMPENSATION

The Company is self-insured for a substantial portion of its workers' compensation claims. Generally, the maximum annual loss exposure is 75 percent to 110 percent of the normal workers' compensation insurance premiums. Losses in excess of those amounts are insured up to an aggregate limit of $5,000,000. The Company's maximum exposure per claim varies by policy period from $100,000 to $350,000. As of December 31, 1995, the Company had outstanding letters of credit in the amount of $550,000, which are secured by the Company's line of credit. The letters of credit secure the Company's workers' compensation obligations.

(8)  INCOME TAXES

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

At December 31, 1995, the Company has available operating loss carryforwards for financial reporting and tax purposes of approximately $1,870,000. These losses were incurred prior to the change in ownership in 1990. As a result of the ownership change, the amount utilized in any one year cannot exceed approximately $208,000. These losses can be carried forward to future years, through 2005. The Company used $208,000 of these carryforwards to offset the taxable effects of the current year's temporary differences.

                             NEW HAVEN FOUNDRY

                       NOTES TO FINANCIAL STATEMENTS
                                (CONTINUED)


At December 31, the components of deferred income taxes include the following:

                                                      1995          1994
                                                   -----------   -----------
           Current deferred taxes-
             Gross assets                          $   835,000   $   398,000
             Gross liabilities                            -            -
                                                   -----------   -----------
               Net current deferred tax assets         835,000       398,000
           Noncurrent deferred taxes-
             Gross assets                            2,984,000     2,395,000
             Gross liabilities                        (863,000)     (697,000)
                                                   -----------   -----------
               Net noncurrent deferred tax assets    2,121,000     1,698,000
                                                   -----------   -----------
           Valuation allowance                      (2,121,000)   (1,698,000)
                                                   -----------   -----------
             Total deferred tax assets             $   835,000   $   398,000
                                                   -----------   -----------
                                                   -----------   -----------

The tax effects of cumulative temporary differences at December 31, are as follows:

                                                       1995          1994
                                                    ----------    ----------
           Depreciation                             $ (860,000)   $ (677,000)
           Pension expense                             609,000       680,000
           Postretirement benefits                   1,453,000       810,000
           Workers' compensation expense               289,000       255,000
           Vacation expense                            174,000       165,000
           Other                                       655,000       157,000
           Operating loss carryforward                 636,000       706,000
                                                    ----------    ----------
             Total                                  $2,956,000    $2,096,000
                                                    ----------    ----------
                                                    ----------    ----------

                             NEW HAVEN FOUNDRY

                       NOTES TO FINANCIAL STATEMENTS
                                (CONTINUED)


The components of the provision (credit) for income taxes for the years ended December 31 are as follows:

                                          1995          1994         1993
                                      -----------    ----------   ---------
Current tax expense                   $  (876,000)   $1,482,000   $ 843,000
Deferred tax expense, exclusive
 of operating loss carryforward          (643,000)     (358,000)   (571,000)
Operating loss carryforward               (70,000)      (70,000)    (70,000)
Adjustment to valuation allowance         276,000       199,000     331,000
                                      -----------    ----------   ---------
Provision (credit) for income taxes   $(1,313,000)   $1,253,000   $ 533,000
                                      -----------    ----------   ---------
                                      -----------    ----------   ---------


The effective tax rates for the years ended December 31, 1995, 1994, and 1993, are different from the statutory rate of 34% as follows:

                                             1995     1994     1993
                                             ----     ----     ----
           Statutory rate                    (34%)     34%      34%
           Permanent items                    11%       1%       1%
           Operating losses utilized, not
            benefited previously              (4%)     (2%)     (2%)
           Change in valuation reserve         5%       6%      57%
           Other                              (3%)      1%       2%
                                             ----     ----     ----
           Effective rate                    (25%)     40%      92%
                                             ----     ----     ----
                                             ----     ----     ----

                             NEW HAVEN FOUNDRY

                       NOTES TO FINANCIAL STATEMENTS
                                (CONTINUED)

(9)  CASH FLOWS

The reconciliation of net income to net cash provided by operating activities is as follows:

                                                1995          1994          1993
                                             -----------    ----------   ----------
       Net income (loss)                     $(3,954,276)   $1,907,362   $   44,891
       Adjustments to reconcile net income
        (loss) to net cash  provided by
        operating activities-
         Depreciation and amortization         1,192,269       998,381      880,447
         Deferred tax provision                 (437,000)     (209,000)    (189,000)
         Loss on disposal of equipment           116,819       133,902         -
         Changes in assets and liabilities-
           Accounts receivable, net              499,776    (5,350,149)     229,194
           Inventories, net                    1,566,182     1,359,162       42,736
           Prepaid expenses and other         (1,867,937)      598,388     (201,790)
           Accounts payable                    2,660,543      (293,912)     (64,137)
           Accrued employee benefits           1,516,872     1,438,843    1,498,943
           Accrued liabilities                 1,204,114       815,683     (625,471)
                                             -----------    ----------   ----------
       Net cash provided by operating
        activities                           $ 2,497,362    $1,398,660   $1,615,813
                                             -----------    ----------   ----------
                                             -----------    ----------   ----------

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

                             NEW HAVEN FOUNDRY

                       NOTES TO FINANCIAL STATEMENTS
                                (CONTINUED)




(11)  CONTINGENCIES

The Company is party to an action brought by PIRGIM and the United States of America ("U.S.") which alleges that the Company discharged potentially contaminated water into a stream which flows to settling ponds maintained by the Company, in violation of the Federal Clean Water Act. The Company estimates that a civil penalty approximating $500,000 will be incurred by the Company to settle the litigation, and the Company has provided reserves for this amount. Such charge is included in selling, general and administrative expenses in the accompanying statement of operations.

The Company is party to an action brought by the U.S. and is also currently negotiating with the Michigan Department of Environmental Quality (MDEQ) regarding alleged violations of environmental laws pertaining to air and waste issues, including used foundry sand on its property. The Company is negotiating a consent decree with these agencies which encompasses most of these alleged violations and is also working with the MDEQ to resolve any remaining alleged violations.

Based on results of preliminary investigation, some small portions of the foundry waste sand pile are known to contain levels of heavy metals which exceed environmental standards established by the U.S. Environmental Protection Agency ("EPA"). The Company has engaged environmental consultants to assist in developing a remediation plan to submit to the U.S. and MDEQ for approval. Other than those portions of the sand pile known to contain levels of heavy metals which exceed environmental standards, the Company believes the remainder of used sand is not in violation of such standards.

The Company has identified several options to remediate the sand including on-site treatment or capping in place. Costs associated with these alternatives are currently estimated to range from $1.2 to $6.0 million, and the Company has recorded a reserve of $1.5 million. Of this amount, $1.25 million was provided in the current year and is included in selling, general and administrative expenses in the accompanying statement of operations. The low estimate of the range assumes that no additional portions of the sand pile will contain heavy metals which exceed environmental standards.
Although the ultimate outcome of this matter is not known at this time, on the basis of investigations performed to date by Company and its environmental consultants, the Company does not believe that future costs associated with remedial action, in excess of reserves provided, will ultimately have a materially adverse impact on the Company's financial position or future results of operations.

                                                                 SCHEDULE II


                                 NEW HAVEN FOUNDRY

                        VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993


                                     BALANCE AT   CHARGED TO                BALANCE AT
          YEAR ENDED                 BEGINNING     COSTS AND                   END
       DECEMBER 31, 1993             OF PERIOD     EXPENSES    DEDUCTIONS   OF PERIOD
- -----------------------------------  ----------   -----------  ----------   ----------
Allowance for doubtful accounts      $    8,000    $ 61,000     $    -      $   69,000
Valuation allowance for deferred
 taxes                                1,168,000     331,000          -       1,499,000


          YEAR ENDED
       DECEMBER 31, 1994
- -----------------------------------
Allowance for doubtful accounts          69,000      21,000       65,000        25,000
Valuation allowance for deferred
 taxes                                1,499,000     199,000          -       1,698,000
Valuation allowance for inventories       -         100,000          -         100,000

          YEAR ENDED
       DECEMBER 31, 1995
- -----------------------------------
Allowance for doubtful accounts          25,000      35,000          -          60,000
Valuation allowance for deferred
 taxes                                1,698,000     423,000          -       2,121,000
Valuation allowance for inventories     100,000     150,000          -         250,000


                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   MARGATE INDUSTRIES, INC.



Dated: March 22, 1996              By: /s/ William H. Hopton
                                       ----------------------------------
                                        William H. Hopton


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                                 TITLE                         DATE
       ---------                                 -----                         ----
/s/ Frederick G. Schriever        Chairman of the Board and Director      March 22, 1996
- ------------------------------
Frederick G. Schriever


/s/ Delbert W. Mullens            Vice Chairman and Director              March 22, 1996
- ------------------------------
Delbert W. Mullens


/s/ William H. Hopton             President, Chief Financial Officer      March 22, 1996
- ------------------------------    and Director
William H. Hopton


/s/ David A. Widlak               Secretary and Director                  March 22, 1996
- ------------------------------
David A. Widlak


/s/ Frederick G. Berlet           Treasurer and Director                  March 22, 1996
- ------------------------------
Frederick G. Berlet
