Form 10-Q
period 1996-03-31
MARGATE INDUSTRIES INC
filed 1996-05-09
CIK 761198

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the quarterly period ended             March 31, 1996
                                         -------------------------------

                                          OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                         to
                                 --------------------    --------------------


                            Commission File Number 0-13817


                               MARGATE INDUSTRIES, INC.
          -----------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


        Delaware                                          84-8963939
- ------------------------                     -----------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


129 N. Main Street      Yale, Michigan                                  48097
- ---------------------------------------                              -----------
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

As of March 31, 1996, the Company had 4,603,637 shares of its $.005 Par Value Common Stock outstanding.

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


              Consolidated Statements of Cash Flows. . . . . . . . . . . . .7


              Notes to Consolidated Financial
                Statements . . . . . . . . . . . . . . . . . . . . . . . 8-11



Item 2.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations. . . . . . . . . . . . 12



PART II:      OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . 13

                      MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS



                                             March 31              December 31
                                               1996                    1995
                                             ---------              ---------
                                             (Unaudited)
ASSETS


CURRENT ASSETS

   Cash and cash equivalents                $  432,692              $  513,700

   Marketable securities                       140,213                 152,713

   Accounts receivable:

       Trade                                   357,572                 505,849
       Related party                         1,216,740                 974,733


   Notes receivable - related party             17,800                  17,800

   Inventories - parts and supplies             74,648                  55,333

   Prepaid expenses and other                   86,696                  78,879

   Prepaid Federal income tax                   46,457                 105,457

   Deferred tax asset                           19,000                  19,000
                                            ----------              ----------

             Total Current Assets            2,391,818               2,423,464

Investment in New Haven Foundry                467,711                 531,711

Other
                                                48,419                  48,419
Notes receivable - related party                35,600                  35,600


PROPERTY, PLANT AND EQUIPMENT
   At cost net of accumulated depreciation
   and amortization of $767,593 and
   $711,193 at March 31, 1996 and
   December 31, 1995, respectively           3,033,105               2,607,593
                                            ----------              ----------
            Total Assets                    $5,976,653              $5,646,787
                                            ----------              ----------
                                            ----------              ----------




See Notes to Consolidated Financial Statements.




                      MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS (Continued)


                                             March 31              December 31
                                               1996                    1995
                                             ---------              ---------
                                             (Unaudited)
LIABILITIES & STOCKHOLDER'S EQUITY
- ----------------------------------


CURRENT LIABILITIES

   Accounts payable                         $  310,786              $  182,246
   Accrued salaries and wages                   62,940                  47,232
   Accrued workers' compensation                 1,165                 108,260
   Accrued single business tax                    (500)                  1,000
   Notes payable                               179,260                 165,663
   Other accrued liabilities                     2,841                  19,953
                                            ----------              ----------

             Total Current Liabilities         556,492                 524,354

DEFERRED TAX LIABILITY                         141,000                 141,000

OTHER POSTRETIREMENT BENEFITS                  330,739                 330,739

NOTES PAYABLE                                  481,690                 183,770

STOCKHOLDERS' EQUITY

   Common stock, $.005 par value per
      share; 25,000,000 shares authorized,
      4,603,637 and 4,653,637 shares
      issued and outstanding at March 31,
      1996 and December 31, 1995, respec-
      tively                                    23,018                  23,268
Paid in for common stock in excess
      of par value                           7,447,578               7,499,980
Accumulated deficit                         (3,003,864)             (3,056,324)
                                            ----------              ----------

         Total Stockholders' Equity          4,466,732               4,466,924

         Total Liabilities and
          Stockholders' Equity              $5,976,653              $5,646,787
                                            ----------              ----------
                                            ----------              ----------




See Notes to Consolidated Financial Statements

                      MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED INCOME STATEMENTS
                                     (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                      1996               1995
                                                    --------           --------

NET SALES (including related party
    sales and commissions of
    $1,950,044, and $1,867,099
    during the three months ended
    March 31, 1996 and 1995, respectively)       $2,454,700         $2,419,194

COST OF SALES                                     2,065,155          2,076,065
                                                 ----------         ----------

    Gross profit                                    389,545            343,129

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                        210,156            196,309

RELATED PARTY SERVICES AND
    SALES COMMISSIONS                                 1,471              6,431
                                                 ----------         ----------

    Income from operations                          177,918            140,389

INTEREST AND DIVIDEND INCOME                         11,149             12,572

INTEREST EXPENSE                                     13,607                445
                                                 ----------         ----------

    Net income before income taxes and
         equity in income of investee companies     175,460            152,516

PROVISION FOR FEDERAL INCOME TAXES                   59,000             54,000
                                                 ----------         ----------

    Income before equity in income
        (loss) of investee companies                116,460             98,516

EQUITY IN INCOME (LOSS) OF
    INVESTEE COMPANIES                              (64,000)           241,400
                                                 ----------         ----------

    Net income                                     $ 52,460          $ 339,916
                                                 ----------         ----------
                                                 ----------         ----------

EARNINGS PER COMMON SHARE:

    Primary                                      $    0.011         $    0.073
    Fully diluted                                $    0.011         $    0.069





See Notes to Consolidated Financial Statements.

                      MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                     (Unaudited)


                                                                             THREE MONTHS ENDED MARCH 31, 1996

                                                   COMMON STOCK                 PAID IN FOR
                                                  --------------                COMMON STOCK
                                           NUMBER                               IN EXCESS OF        ACCUMULATED        STOCKHOLDERS'
                                          OF SHARES            AMOUNT            PAR VALUE           DEFICIT              EQUITY
                                        -----------         ------------        ------------        ----------          ----------

Balance - January 1, 1996               4,653,637          $   23,268          $7,499,980         $(3,056,324)         $4,466,924

Repurchase of common stock                (50,000)               (250)            (52,402)                 --             (52,652)

Net income                                     --                  --                  --              52,460              52,460
                                        ---------           ---------           ---------           ---------           ---------

Balance - March 31, 1996                4,603,637          $   23,018          $7,447,578         $(3,003,864)         $4,466,732
                                        ---------          ----------          ----------         -----------          ----------
                                        ---------          ----------          ----------         -----------          ----------



                                                                           THREE MONTHS ENDED MARCH 31, 1995



                                                  COMMON STOCK                  PAID IN FOR
                                                 --------------                 COMMON STOCK
                                           NUMBER                               IN EXCESS OF        ACCUMULATED        STOCKHOLDERS'
                                          OF SHARES            AMOUNT            PAR VALUE           DEFICIT              EQUITY
                                        -----------         ------------        ------------        ----------          ----------

Balance - January 1, 1995               4,655,637          $   23,278          $7,517,749         $(1,149,409)         $6,391,618

Stock issued in connection
   with the exercising of
   options                                  4,000                  20               1,980                  --               2,000

Net income                                     --                  --                  --             339,916             339,916

Cash dividends declared,
   $.0150 per share                            --                  --                  --             (70,000)            (70,000)
                                        ---------           ---------           ---------           ---------           ---------

Balance - March 31, 1995                4,659,637          $   23,298          $7,519,729          $ (879,493)         $6,663,534
                                        ---------           ---------           ---------           ---------           ---------
                                        ---------           ---------           ---------           ---------           ---------



See Notes to Consolidated Financial Statements.

                      MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                      1996               1995
                                                    --------           --------

INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS

OPERATING ACTIVITIES                             $  129,539         $   37,114

INVESTING ACTIVITIES:

    Proceeds from sale of securities                 12,500             44,165
    Purchase of plant and equipment                (481,912)          (270,586)
                                                 ----------         ----------

Net cash used in investing activities              (469,412)          (226,421)

FINANCING ACTIVITIES:

    Purchase of common stock                        (52,652)                --
    Proceeds from issuance of common stock               --              2,000
    Principal payments under long-term
      obligations                                   (88,483)             5,861)
    Proceeds from long-term obligations             400,000                 --
    Payment of dividends                                 --            (69,828)
                                                 ----------         ----------

Net cash provided by (used in) financing
    activities                                      258,865            (73,689)
                                                 ----------         ----------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                (81,008)          (262,996)

CASH AND CASH EQUIVALENTS - Beginning               513,700            573,957
                                                 ----------         ----------

CASH AND CASH EQUIVALENTS - Ending                $ 432,692          $ 310,961
                                                 ----------         ----------
                                                 ----------         ----------




See Notes to Consolidated Financial Statements.

                      MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

        The consolidated Balance Sheet as of March 31, 1996 and the related Consolidated Statements of Operations, Changes in Stockholders' Equity, and Cash Flows for the three months ended March 31, 1996 and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the whole year.

        The notes to the financial statements are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements.

NOTE 2 - INVESTMENT IN UNCONSOLIDATED COMPANY

        The Company accounts for its 45% investment in New Haven Foundry ("NHF") using the equity method. Summarized financial information of NHF is as follows:


                                                              NHF
                                                    March 31,      December 31,
                                                      1996            1995
                                                    --------        --------
Assets

    Current assets                              $15,129,120     $13,626,618
    Property, plant and equipment, net
        of accumulated depreciation              11,791,835      11,982,268
    Other assets                                         --         392,363
                                                -----------     -----------

Total Assets                                    $26,920,955     $26,001,249
                                                -----------     -----------
                                                -----------     -----------

Liabilities and Stockholders' Equity

    Current liabilities                         $18,064,176     $18,214,820
    Non-current liabilities                       7,815,041       6,603,140
    Stockholders' equity                          1,041,738       1,183,289
                                                -----------     -----------

Total Liabilities and Stockholders' Equity      $26,920,955     $26,001,249
                                                -----------     -----------
                                                -----------     -----------



                                                              NHF
                                                       Three Months Ended
                                                            March 31,
                                                     1996            1995
                                                    --------        --------

Net Sales                                       $16,711,000     $16,629,000
Operating expenses                               16,713,000      15,708,000
                                                -----------     -----------
    Income (loss)
        before income taxes                          (2,000)        921,000
Income taxes                                        140,000         375,000
                                                -----------     -----------
    Net income (loss)                           $  (142,000)     $  546,000
                                                -----------     -----------
                                                -----------     -----------

Net income (loss) per
    share of common stock                       $     (2.15)     $     8.27
                                                -----------     -----------
                                                -----------     -----------


NOTE 3 - DIVIDENDS
        The Company paid dividends for the first two quarters of 1995, but suspended dividends thereafter.

NOTE 4 - STATEMENTS OF CASH FLOWS
        A reconciliation of net income to net cash flows provided by operating activities is as follows:


                                                       Three Months Ended
                                                            March 31,
                                                           (unaudited)
                                                     1996                1995
                                                 ---------           ---------
Net income                                       $  52,460           $ 339,916
Adjustments to reconcile net income to
  net cash from operating activities:
     Equity in (income) loss
       of investee company                          64,000            (241,400)

     Depreciation and amortization                  56,400              51,000

     Changes in assets and liabilities:
       Accounts receivable
           - Trade                                 148,277             (84,193)
           - Related parties                      (242,007)           (288,469)
       Inventories                                 (19,315)             (2,983)
       Prepaid expenses                             (7,817)            212,199
       Prepaid Federal tax                          59,000              54,000
       Accounts payable                            128,540            (105,922)
       Accrued workers'  compensation             (107,095)            (49,351)
       Accrued single business tax                  (1,500)              7,000
       Accrued salaries and wages                   15,708              61,941
       Other liabilities                           (17,112)             83,376
                                                 ---------           ---------


          Net cash provided by
           operating  activities                 $ 129,539           $  37,114
                                                 ---------           ---------
                                                 ---------           ---------


NOTE 5 - EARNINGS PER SHARE
        The weighted average number of shares used to compute the net income per shares was 4,673,307 and 4,915,614 fully diluted for the three month periods ended March 31, 1996 and March 31, 1995, respectively.

NOTE 6 - CONTINGENT LIABILITY
        NHF has received authorization from the Internal Revenue Service to defer funding requirements for its pension plans for the years 1981 through 1984 and 1986. The deferred obligations are being funded over a 15 year period. The Pension Benefit Guaranty Corporation had required that the Company guarantee the deferred obligations and has second and third liens on all Company assets as collateral for the funding waivers. Accordingly, the Company is contingently liable for the following contributions, including interest, to be made by NHF in future years against the deferred portion of the pension obligation.


                        Years                         Annual Contribution
                        -----                         -------------------
                        1996                                    252,195
                        1997                                    191,878
                        1998                                    126,209
                   1999 and 2000                                 60,422

NOTE 7 - ENVIRONMENTAL MATTERS
        NHF, the Company's 45%-owned equity investee, is party to an action brought by PIRGIM and the United States of America ("U.S.") which alleges that NHF discharged potentially contaminated water into a stream which flows to settling ponds they maintain, in violation of the Federal Clean Water Act. NHF estimates that a civil penalty approximating $500,000 will be incurred by NHF to settle the litigation and the Company has provided reserves for this amount.

        NHF is party to an action brought by the U.S. and is also currently negotiating with the Michigan Department of Environmental Quality ("MDEQ") regarding alleged violations of environmental laws pertaining to air and waste issues, including used foundry sand on its property. NHF is negotiating a consent decree with these agencies which encompasses most of these alleged violations and is also working with the MDEQ to resolve any remaining alleged violations.

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

        NHF has identified several options to remediate the sand including on-site treatment or capping in place. Costs associated with these alternatives are currently estimated to range from $1,200,000 to $6,000,000, and NHF has recorded a reserve of $1,500,000, of which $1,250,000 was provided in the current year. The low estimate of the range assumes that no additional portions of the sand pile will contain heavy metals exceeding environmental standards. Although the ultimate outcome of this matter is not known at this time, on the basis of investigations performed to date by the Company and its environmental consultants, NHF does not believe that future costs associated with remedial action in excess of reserves provided with ultimately have a materially adverse impact on the Company's financial position or future results of operations.

NOTE 8 - NOTES PAYABLE
        Notes payable consist of the following at March 31, 1996:

        Note payable bank, due in monthly principle
        installments of $7,583, plus interest at
        prime in payment of loan guarantee for
        investment in CEDS, uncollateralized,
        maturing December 31, 1998.                        $257,833

        Capital lease - related party, due in
        monthly installments of $2,102, including
        interest at 3.7%, maturing February 1997.            20,353

        Note payable bank, due in monthly installments
        of $8,300, including interest at 9% maturing
        January 2000.  The note is collateralized by
        the general assets of the Company.                  382,764
                                                           --------
                                                            660,950

        Less current portion                                179,260
                                                           --------
                                                            481,690
                                                           --------
                                                           --------

        Maturities of notes payable obligations are as follows:

        Year ended March 31:
              1997:                         $179,260
              1998:                          165,277
              1999:                          157,078
              2000:                           88,866
              2001:                           70,469
                                            --------
                                            $660,950
                                            --------
                                            --------

        The Company maintains a bank line of credit of $500,000 for working capital requirements. The applicable interest rate is at the prime lending rate, currently 8.5% at March 31, 1996. The line of credit is secured by all accounts receivable, inventories and equipment of the Company. Additionally, certain required financial ratios must be maintained. The Company is in compliance with all covenant requirements as of March 31, 1996. The Company had no borrowings against the line as of March 31, 1996 and 1995.

NOTE 9 - OTHER MATTERS
        In February and March 1996, the Company repurchased 30,000 and 20,000 shares, respectively, of its common stock in the open market. The shares have been returned to treasury.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operation during the periods included in the accompanying consolidated financial statements for the three (3) months ended March 31, 1996.

LIQUIDITY & CAPITAL RESOURCES

      The Company has approximately $200,000 in money market accounts as of March 31, 1996 which are included in the cash and cash equivalents amount shown on the Balance Sheet. The Company has prepaid Federal Income Taxes of $46,457 as of March 31, 1996.

      The Company's current market value of its investment in preferred stocks was approximately $152,400 at March 31, 1996 as compared to current balance sheet amount of $140,213.

      The Company has a consolidated line of credit of $500,000 with monthly interest payments at the prime rate with the National Bank of Detroit. The line is collateralized by substantially all assets. There were no borrowings as of March 31, 1996.

RESULTS OF OPERATIONS

      The Company is reporting year-to-date pre-tax profit on operations of $175,460 for the three months ended March 31, 1996 as compared to a $152,516 for the same period in 1995. Net sales, year-to-date, as of March 31, 1996 were approximately $2,454,700; which represents an increase of 1.5% from 1995 sales through March 31, 1995 of $2,419,194. The Company has recognized equity in the loss of its investee company, NHF of $64,000 for the three months ended March 31, 1996 compared to income of $241,400 for the same period in 1995.

      The cost of sales for the three months ended March 31, 1996 as a percentage of sales was 84.1% as compared to 85.8% for the same period in 1995.

                                       PART II

Item 1. Legal Proceedings

              None

Item 2. Changes in Securities

              None

Item 3. Defaults Upon Senior Securities

              None

Item 4. Submission of Matters to a Vote of Securities Holders

              An Annual Meeting of Shareholders is scheduled for June 27, 1996 for the election of Directors and the approval and ratification of an employee incentive stock option plan.

Item 5. Other Information

              None

Item 6. Exhibits and Reports on Form 8-K

              Exhibit 27 -- Financial Data Schedule

                                      SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MARGATE INDUSTRIES, INC.



By: /s/ William H. Hopton
   -------------------------------
         William H Hopton

Date:    May 7, 1996