Form 10-Q
period 1996-06-30
MARGATE INDUSTRIES INC
filed 1996-08-02
CIK 761198

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended    June 30, 1996
                                               -----------------

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from            to
                                          ----------   ----------

                         Commission File Number 0-13817


                            MARGATE INDUSTRIES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                     84-8963939
- -----------------------------            -----------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)


129 N. Main Street      Yale, Michigan                               48097
- --------------------------------------                              -------
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

As of June 30, 1996, the Company had 4,553,637 shares of its $.005 Par Value Common Stock outstanding.

_____________________________________________________________________

                            MARGATE INDUSTRIES, INC.

                                   FORM 10-Q


                                     INDEX
                                     -----

PART I:        Financial Statements                            Page(s)


Item 1.        Financial Information


   Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . .3-4


   Consolidated Income Statement . . . . . . . . . . . . . . . . . . .5


   Consolidated Statements of Changes in
     Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . . .6


   Consolidated Statements of Cash Flows . . . . . . . . . . . . . . .7


   Notes to Consolidated Financial
     Statements. . . . . . . . . . . . . . . . . . . . . . . . . . 8-11



Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations . . . . . . . . . . . . . . 12



PART II: Other Information. . . . . . . . . . . . . . . . . . . . . .13



_____________________________________________________________________

                   MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                             June 30      December 31
                                              1996           1995
                                            --------       --------
                                           (Unaudited)
ASSETS


CURRENT ASSETS

        Cash and cash equivalents           $ 195,561     $  513,700

        Marketable securities                 140,213        152,713

        Accounts receivable:

           Trade                              329,736        505,849
           Related party                      948,767        974,733


        Notes receivable - related party       17,800         17,800

        Inventories - parts and supplies       68,603         55,333

        Prepaid expenses and other             72,617         78,879

        Prepaid Federal income tax             10,457        105,457

        Deferred tax asset                     19,000         19,000
                                           ----------     ----------

              Total Current Assets          1,802,754      2,423,464

Investment in New Haven Foundry               546,711        531,711

Other                                          46,234         48,419

Notes receivable - related party               26,700         35,600


PROPERTY, PLANT AND EQUIPMENT
        At cost net of accumulated depreciation
        and amortization of $831,993 and
        $711,193 at June 30, 1996 and
        December 31, 1995, respectively     3,478,216      2,607,593
                                           ----------     ----------

              Total Assets                 $5,900,615     $5,646,787
                                           ==========     ==========





See Notes to Consolidated Financial Statements.


                                      -3-
_____________________________________________________________________

                   MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)


                                        June 30       December 31
                                         1996            1995
                                       --------        --------
                                      (Unaudited)

LIABILITIES & STOCKHOLDER'S EQUITY


CURRENT LIABILITIES

   Accounts payable                    $ 159,916     $  182,246
   Accrued salaries and wages             79,173         47,232
   Accrued workers' compensation           4,129        108,260
   Accrued single business tax                 0          1,000
   Notes payable                         174,661        165,663
   Other accrued liabilities               4,485         19,953
                                      ----------     ----------

         Total Current Liabilities       422,364        524,354

DEFERRED TAX LIABILITY                   141,000        141,000

OTHER POSTRETIREMENT BENEFITS            330,739        330,739

NOTES PAYABLE                            441,181        183,770

STOCKHOLDERS' EQUITY

   Common stock, $.005 par value per
      share; 25,000,000 shares
      authorized, 4,553,637 and
      4,653,637 shares issued and
      outstanding at June 30, 1996 and
      December 31, 1995, respectively     22,768         23,268
   Paid in for common stock in excess
      of par value                     7,396,824      7,499,980
   Accumulated deficit                (2,854,261)    (3,056,324)
                                      ----------     ----------

         Total Stockholders' Equity    4,565,331      4,466,924

         Total Liabilities and
           Stockholders' Equity       $5,900,615     $5,646,787
                                      ==========     ==========









See Notes to Consolidated Financial Statements

_____________________________________________________________________

                   MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)

                                 Three Months Ended      Six Months Ended
                                      June 30,               June 30,
                                  1996        1995       1996        1995
                                 ------      ------     ------      ------
NET SALES (including related
   party sales and commissions
   of $3,746,486, and
   $3,559,605 during the
   six months ended June 30,
   1996 and 1995,
   respectively)              $2,218,308  $2,357,027  $4,673,008  $4,776,221

COST OF SALES                  1,888,443   2,002,386   3,953,598   4,078,451
                              ----------  ----------  ----------  ----------

   Gross profit                  329,865     354,641     719,410     697,770

GENERAL AND ADMINISTRATIVE
   EXPENSES                      215,573     184,128     425,729     380,437

RELATED PARTY SERVICES AND
   SALES COMMISSIONS                   0       2,325       1,471       8,756
                              ----------  ----------  ----------  ----------

   Income from operations        114,292     168,188     292,210     308,577

INTEREST AND DIVIDEND INCOME       5,179       9,355      16,328      21,927

INTEREST EXPENSE                  12,868         391      26,475         836
                              ----------  ----------  ----------  ----------

   Net income before income
      taxes and equity in
      income of investee
      companies                  106,603     177,152     282,063     329,668

PROVISION FOR FEDERAL
   INCOME TAXES                   36,000      60,993      95,000     114,993
                              ----------  ----------  ----------  ----------

   Income before equity in
      income (loss) of
      investee companies          70,603     116,159     187,063     214,675

EQUITY IN INCOME (LOSS) OF
   INVESTEE COMPANIES             79,000     (36,400)     15,000     205,000
                              ----------  ----------  ----------  ----------

   Net income                  $ 149,603   $  79,759   $ 202,063   $ 419,675
                              ==========  ==========  ==========  ==========
EARNINGS PER COMMON SHARE:

   Primary                      $  0.033   $   0.017    $  0.044   $  0.090
   Fully diluted                $  0.032   $   0.017    $  0.043   $  0.087





See Notes to Consolidated Financial Statements.


                                      -5-
_____________________________________________________________________

                   MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                      SIX MONTHS ENDED JUNE 30, 1996

                      COMMON STOCK      PAID IN FOR
                    ----------------   COMMON STOCK
                    NUMBER             IN EXCESS OF  ACCUMULATED  STOCKHOLDERS'
                   OF SHARES  AMOUNT     PAR VALUE     DEFICIT       EQUITY
                   ---------  ------    ----------    ---------    ----------
Balance -
 January 1, 1996   4,653,637  $ 23,268  $7,499,980  $(3,056,324)  $4,466,924

Repurchase of
 common stock       (100,000)     (500)   (103,156)          --     (103,656)

Net income                --        --          --      202,063      202,063
                   ---------  --------   ---------    ---------    ---------

Balance -
 June 30, 1996     4,553,637  $ 22,768  $7,396,824  $(2,854,261)  $4,565,331
                   =========  ========  ==========  ===========   ==========


                                      SIX MONTHS ENDED JUNE 30, 1995

                      COMMON STOCK      PAID IN FOR
                    ----------------   COMMON STOCK
                    NUMBER             IN EXCESS OF  ACCUMULATED  STOCKHOLDERS'
                   OF SHARES  AMOUNT     PAR VALUE     DEFICIT       EQUITY
                   ---------  ------    ----------    ---------    ----------

Balance -
 January 1, 1995   4,655,637  $ 23,278  $7,517,749  $(1,149,409)  $6,391,618

Stock issued in
 connection with
 the exercising
 of options           20,000       100       9,900           --       10,000

Repurchase of
 common stock        (18,000)      (90)    (31,603)          --      (31,693)

Net income                --        --          --      419,675      419,675

Cash dividends
 declared,
  $.0150 per share
   - 1st qtr              --        --          --      (69,889)     (69,889)
  $.0150 per share
   - 2nd qtr              --        --          --      (70,000)     (70,000)
                   ---------  --------   ---------    ---------    ---------

Balance -
 June 30, 1995     4,657,637  $ 23,288  $7,496,046   $ (869,623)  $6,649,711
                   =========  ========  ==========   ===========  ==========


See Notes to Consolidated Financial Statements.

_____________________________________________________________________

                   MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                   Six Months Ended
                                                       June 30,
                                                 1996           1995
                                               --------       --------
INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS

OPERATING ACTIVITIES                           $ 498,030     $ 114,675

INVESTING ACTIVITIES:

   Proceeds from sale of securities               12,500       145,883
   Purchase of plant and equipment              (991,423)     (308,306)
                                               ---------     ---------
Net cash used in investing activities           (978,923)     (162,423)

FINANCING ACTIVITIES:

   Purchase of common stock                     (103,656)      (31,693)
   Proceeds from issuance of common stock             --        10,000
   Principal payments under
    long-term obligations                       (133,590)      (11,776)
   Proceeds from long-term obligations           400,000            --
   Payment of dividends                               --      (139,717)
                                               ---------     ---------

Net cash provided by (used in)
 financing activities                            162,754      (173,186)
                                               ---------     ---------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             (318,139)     (220,934)

CASH AND CASH EQUIVALENTS - Beginning            513,700       573,957
                                               ---------     ---------

CASH AND CASH EQUIVALENTS - Ending             $ 195,561     $ 353,023
                                               =========     =========









See Notes to Consolidated Financial Statements.


                                      -7-
_____________________________________________________________________

                   MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
        The consolidated Balance Sheet as of June 30, 1996 and the related Consolidated Statements of Operations, Changes in Stockholders' Equity, and Cash Flows for the six months ended June 30, 1996 and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. The results of operations for the six months ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the whole year.

        The notes to the financial statements are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements.

NOTE 2 - INVESTMENT IN UNCONSOLIDATED COMPANY
        The Company accounts for its 45% investment in New Haven Foundry
        ("NHF") using the equity method.   In addition, the Company reported a
        year to date loss on CEDS of $72,799 through June 30, 1995. The Company divested its interest as of December 31, 1995. The Company owned 40% of CEDS. Summarized financial information of NHF is as follows:
                                                   NHF
                                         June 30,       December 31,
                                           1996             1995
                                         --------         --------
Assets

   Current assets                       $15,342,889      $13,626,618
   Property, plant and equipment, net
      of accumulated depreciation        11,742,646       11,982,268
   Other assets                                  --          392,363
                                        -----------      -----------

Total Assets                            $27,085,535      $26,001,249
                                        ===========      ===========

Liabilities and Stockholders' Equity

   Current liabilities                  $17,905,022      $18,214,820
   Non-current liabilities                7,964,224        6,603,140
   Stockholders' equity                   1,216,289        1,183,289
                                        -----------      -----------

Total Liabilities and
 Stockholders' Equity                   $27,085,535      $26,001,249
                                        ===========      ===========


                                                     NHF
                                              Six Months Ended
                                                  June 30,
                                           1996            1995
Net Sales                               $31,943,000     $32,324,155
Operating expenses                       31,650,000      31,456,666
                                        -----------     -----------
   Income (loss)
      before income taxes                   293,000         867,489
Income taxes                                260,000         347,000
                                        -----------     -----------

   Net income (loss)                    $    33,000     $   520,489
                                        ===========     ===========

Net income (loss) per
   share of common stock                $      0.50     $     7 .89
                                        ===========     ===========


                                      -8-
_____________________________________________________________________

NOTE 3 - DIVIDENDS
        The Company paid dividends for the first two quarters of 1995, but suspended dividends thereafter.

NOTE 4 - STATEMENTS OF CASH FLOWS
        A reconciliation of net income to net cash flows provided by operating activities is as follows:

                                              Six Months Ended
                                                  June 30,
                                                 (unaudited)
                                            1996             1995
                                          --------         --------
Net income                               $ 202,063         $ 419,675
Adjustments to reconcile net income to
  net cash from operating activities:
    Equity in (income) loss
     of investee companies                 (15,000)         (205,000)

    Depreciation and amortization          120,800           102,000

    Changes in assets and liabilities:
     Accounts receivable
         - Trade                           176,113          (248,628)
         - Related parties                  34,866          (312,885)
     Inventories                           (13,270)           (1,132)
     Prepaid expenses                        6,262           116,601
     Prepaid Federal tax                    95,000           279,758
     Accounts payable                      (22,330)          (79,169)
     Accrued workers'  compensation       (104,131)          (40,804)
     Accrued single business tax            (1,000)           (7,500)
     Accrued salaries and wages             31,941            45,605
     Accrued income tax                         --            15,235
     Other liabilities                     (13,284)           30,919
                                         ---------         ---------
        Net cash provided by
         operating  activities           $ 498,030         $ 114,675
                                         =========         =========

NOTE 5 - EARNINGS PER SHARE
        The weighted average number of shares used to compute the net income per shares was 4,639,928 and 4,843,338 fully diluted for the six month periods ended June 30, 1996 and June 30, 1995, respectively.

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

_____________________________________________________________________

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

NOTE 8 - NOTES PAYABLE
     Notes payable consist of the following at June 30, 1996:

     Note payable bank, due in monthly principle installments
     of $7,583, plus interest at prime in payment of loan
     guarantee for investment in CEDS, uncollateralized,
     maturing December 31, 1998.                              $235,083

     Capital lease - related party, due in monthly
     installments of $2,102, including interest at
     3.7%, maturing February 1997.                              14,215

     Note payable bank, due in monthly installments
     of $8,300, including interest at 9% maturing
     January 2000.  The note is collateralized by
     the general assets of the Company.                        366,544
                                                              --------
                                                               615,842

     Less current portion                                      174,661
                                                              --------
                                                               441,181
                                                              ========

_____________________________________________________________________

        Maturities of notes payable obligations are as follows:

        Year ended June 30:
             1997:                      $174,851
             1998:                       166,961
             1999:                       136,170
             2000:                        90,881
             2001:                        46,979
                                        --------
                                        $615,842
                                        ========

        The Company maintains a bank line of credit of $500,000 for working capital requirements. The applicable interest rate is at the prime lending rate, currently 9.0% at June 30, 1996. The line of credit is secured by all accounts receivable, inventories and equipment of the Company. Additionally, certain required financial ratios must be maintained. The Company is in compliance with all covenant requirements as of June 30, 1996. The Company had no borrowings against the line as of June 30, 1996 and 1995.

NOTE 9 - OTHER MATTERS
        In February, March and April 1996, the Company repurchased 30,000, 20,000 and 50,000 shares, respectively, of its common stock in the open market. The shares have been returned to treasury.

_____________________________________________________________________

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operation during the periods included in the accompanying consolidated financial statements for the six (6) months ended June 30, 1996.

LIQUIDITY & CAPITAL RESOURCES

        The Company had approximately $180,000 in money market accounts as of June 30, 1996 which are included in the cash and cash equivalents amount shown on the Balance Sheet. The Company has prepaid Federal Income Taxes of $10,457 as of June 30, 1996.

        The Company's current market value of its investment in preferred stocks was approximately $163,400 at June 30, 1996 as compared to current balance sheet amount of $140,213.

        The Company has a consolidated line of credit of $500,000 with monthly interest payments at the prime rate with the National Bank of Detroit. The line is collateralized by substantially all assets. There were no borrowings as of June 30, 1996.

        The Company received a $400,000 loan in January from National Bank of Detroit to help finalize its Fort Atkinson operation. The note is for five (5) years at a fixed interest of 9% with monthly payments.

RESULTS OF OPERATIONS

        The Company is reporting year-to-date pre-tax profit on operations of $282,063 for the six months ended June 30, 1996 as compared to a $329,668 for the same period in 1995. Net sales, year-to-date, as of June 30, 1996 were approximately $4,673,008; which represents a decrease of 2.2% from 1995 sales through June 30, 1995 of $4,776,221. The Company has recognized equity in the income of its investee company, NHF of $15,000 for the six months ended June 30, 1996 compared to income of $234,000 for the same period in 1995. The Company recognized a equity loss from CEDS of $29,000 for the six (6) months ended June 30, 1995.

        The cost of sales for the six months ended June 30, 1996 as a percentage of sales was 84.6% as compared to 85.4% for the same period in 1995.

        Management anticipates improvements in net sales and income in the last six (6) months due to the new operation in Fort Atkinson, Wisconsin.

______________________________________________________________________

                                    PART II

Item 1. Legal Proceedings

             None

Item 2. Changes in Securities

             None

Item 3. Defaults Upon Senior Securities

             None

Item 4. Submission of Matters to a Vote of Securities Holders

             An Annual Meeting of Shareholders is scheduled for June 22, 1996 for the election of Directors and the approval and ratification of an employee incentive stock option plan.

Item 5. Other Information

             None

Item 6. Exhibits and Reports on Form 8-K

             None

_____________________________________________________________________

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MARGATE INDUSTRIES, INC.



By: /s/ William H. Hopton
    -----------------------
        William H Hopton

Date:   August 2, 1996