Form 10-Q
period 1996-09-30
MARGATE INDUSTRIES INC
filed 1996-10-30
CIK 761198

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended             September 30, 1996
                                        --------------------------------

                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                   to
                                -----------------   -----------------

                        Commission File Number 0-13817


                           MARGATE INDUSTRIES, INC.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)


        Delaware                                        84-8963939
----------------------------              ------------------------------------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


129 N. Main Street      Yale, Michigan                                48097
----------------------------------------                            ----------
(Address of principal executive offices)                            (Zip Code)


    (Registrant's telephone number, including area code) (810) 387-4300
                                                        ---------------

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

As of September 30, 1996, the Company had 4,553,637 shares of its $.005 Par Value Common Stock outstanding.

                           MARGATE INDUSTRIES, INC.

                                  FORM 10-Q


                                    INDEX
                                    -----

PART I:     FINANCIAL STATEMENTS                            PAGE(s)
-------     --------------------                            ------

Item 1.     Financial Information


                 Consolidated Balance Sheets . . . . . . . . . . 3-4


                 Consolidated Income Statement . . . . . . . . . . 5


                 Consolidated Statements of Changes in
                   Stockholders' Equity. . . . . . . . . . . . . . 6


                 Consolidated Statements of Cash Flows . . . . . . 7


                 Notes to Consolidated Financial
                   Statements. . . . . . . . . . . . . . . . . .8-11



Item 2.          Management's Discussion and Analysis of Financial
                   Condition and Results of Operations . . . . . .12



PART II:         OTHER INFORMATION . . . . . . . . . . . . . . . .13
-------          -----------------

                  MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                  -----------------------------------------

                                         September 30    December 31
                                             1996           1995
                                           --------       --------
                                          (Unaudited)
ASSETS
------

CURRENT ASSETS

     Cash and cash equivalents           $  31,015     $  513,700

     Marketable securities                       0        152,713

     Accounts receivable:

        Trade                              457,665        505,849
        Related party                    1,556,555        974,733


     Notes receivable - related party       17,800         17,800

     Inventories - parts and supplies       62,843         55,333

     Prepaid expenses and other             28,494         78,879

     Prepaid Federal income tax            111,343        105,457

     Deferred tax asset                     19,000         19,000
                                        ----------     ----------

           Total Current Assets          2,284,715      2,423,464

Investment in New Haven Foundry            387,711        531,711

Other                                       46,235         48,419

Notes receivable - related party            26,700         35,600


PROPERTY, PLANT AND EQUIPMENT
     At cost net of accumulated depreciation
     and amortization of $896,393 and
     $711,193 at September 30, 1996 and
     December 31, 1995, respectively     3,731,294      2,607,593
                                        ----------     ----------

           Total Assets                 $6,476,655     $5,646,787
                                        ==========     ==========




See Notes to Consolidated Financial Statements.

                  MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (Continued)
                  -----------------------------------------


                                            September 30    December 31
                                                1996           1995
                                              --------       --------
                                             (Unaudited)

LIABILITIES & STOCKHOLDER'S EQUITY
----------------------------------


CURRENT LIABILITIES

        Accounts payable                   $ 555,548     $  182,246
        Accrued salaries and wages            90,516         47,232
        Accrued workers' compensation         11,117        108,260
        Accrued single business tax                0          1,000
        Notes payable                        634,939        165,663
        Other accrued liabilities              3,870         19,953
                                           ---------      ---------

              Total Current Liabilities    1,295,990        524,354

DEFERRED TAX LIABILITY                       141,000        141,000

OTHER POSTRETIREMENT BENEFITS                330,739        330,739

NOTES PAYABLE                                652,343        183,770

STOCKHOLDERS' EQUITY

        Common stock, $.005 par value per
           share; 25,000,000 shares
           authorized, 4,553,637 and
           4,653,637 shares issued and
           outstanding at September 30,
           1996 and December 31, 1995,
           respectively                       22,768         23,268
        Paid in for common stock in excess
           of par value                    7,396,824      7,499,980
        Accumulated deficit               (3,363,009)    (3,056,324)
                                          ----------     ----------

              Total Stockholders' Equity   4,056,583      4,466,924

              Total Liabilities and
                Stockholders' Equity      $6,476,655     $5,646,787
                                          ==========     ==========










See Notes to Consolidated Financial Statements

                  MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED INCOME STATEMENTS
                  -----------------------------------------
                                 (Unaudited)

                               Three Months Ended    Nine Months Ended
                                  September 30,        September 30,
                                1996       1995       1996       1995
                               ------     ------     ------     ------
NET SALES (including related
   party sales and commissions
   of $5,405,943, and
   $5,133,814 during the
   six months ended September
   30, 1996 and 1995,
   respectively)            $2,194,788  $2,232,815  $6,867,796  $7,009,036

COST OF SALES                2,489,844   1,777,947   6,443,442   5,856,398
                            ----------  ----------  ----------  ----------

   Gross profit (loss)        (295,056)    454,868     424,354   1,152,638

GENERAL AND ADMINISTRATIVE
   EXPENSES                    218,603     241,680     644,332     622,117

RELATED PARTY SERVICES AND
   SALES COMMISSIONS                 0       6,174       1,471      14,930
                            ----------  ----------  ----------  ----------

   Income (loss) from
      operations              (513,659)    207,014    (221,449)    515,591

INTEREST AND DIVIDEND INCOME     4,068       6,844      20,396      28,771

INTEREST EXPENSE                18,157         375      44,632       1,211
                            ----------  ----------  ----------  ----------

   Net income (loss) before
      income taxes and equity
      in income of investee
      companies               (527,748)    213,483    (245,685)    543,151

PROVISION FOR FEDERAL
  INCOME TAXES                (178,000)     75,007     (83,000)    190,000
                            ----------  ----------  ----------  ----------

   Income (loss) before equity
      in income (loss) of
      investee companies      (349,748)    138,476    (162,685)    353,151

EQUITY IN INCOME (LOSS) OF
   INVESTEE COMPANIES         (159,000)   (366,000)   (144,000)   (161,000)
                            ----------  ----------  ----------  ----------

   Net income (loss)         $(508,748)  $(227,524)  $(306,685)  $ 192,151
                            ==========  ==========  ==========  ==========

EARNINGS PER COMMON SHARE:

   Primary                   $   0.112   $   0.004   $ (0.067)   $   0.041
   Fully diluted             $   0.110   $   0.004   $ (0.066)   $   0.040





See Notes to Consolidated Financial Statements.

                  MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          ----------------------------------------------------------
                                 (Unaudited)


                                   NINE MONTHS ENDED SEPTEMBER 30, 1996

                     COMMON STOCK       PAID IN FOR
                   ----------------    COMMON STOCK                 STOCK-
                   NUMBER              IN EXCESS OF ACCUMULATED    HOLDERS'
                  OF SHARES   AMOUNT     PAR VALUE    DEFICIT       EQUITY
                  --------- ----------  ----------   ---------   -----------
Balance -
 January 1, 1996  4,653,637 $   23,268  $7,499,980  $(3,056,324)  $4,466,924

Repurchase of
 common stock      (100,000)      (500)   (103,156)          --     (103,656)

Net income
 (loss)                 --          --          --     (306,685)    (306,685)
                  ---------  ---------   ---------    ---------    ---------

Balance -
 September 30,
 1996             4,553,637 $   22,768  $7,396,824  $(3,363,009)  $4,056,583
                  ========= ==========  ==========  ===========   ==========


                                  NINE MONTHS ENDED SEPTEMBER 30, 1995

                     COMMON STOCK       PAID IN FOR
                   ----------------    COMMON STOCK                 STOCK-
                   NUMBER              IN EXCESS OF  ACCUMULATED   HOLDERS'
                  OF SHARES   AMOUNT     PAR VALUE    DEFICIT       EQUITY
                  --------- ----------  ----------   ---------    -----------
Balance -
 January 1, 1995  4,655,637 $   23,278  $7,517,749  $(1,149,409)  $6,391,618

Stock issued in
  connection with
  the exercising
  of options         20,000        100       9,900           --       10,000

Repurchase of
 common stock       (22,000)      (110)    (38,368)          --      (38,478)

Net income               --         --          --      192,151      192,151

Cash dividends
 declared,
  $.0150 per share
   - 1st qtr             --         --          --      (69,889)     (69,889)
  $.0150 per share
   - 2nd qtr             --         --          --      (69,859)     (69,859)
                  ---------  ---------   ---------    ---------    ---------

Balance -
 September 30,
 1995             4,653,637 $   23,268  $7,489,281  $(1,097,006)  $6,415,543
                  ========= ==========  ==========  ===========   ==========


See Notes to Consolidated Financial Statements.

                  MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                  -----------------------------------------
                                 (Unaudited)

                                                 Nine Months Ended
                                                   September 30,
                                                1996           1995
                                               ------         ------
INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS

OPERATING ACTIVITIES                         $ (160,690)     $  58,018

INVESTING ACTIVITIES:

   Proceeds from sale of securities             152,713        187,356
   Purchase of plant and equipment           (1,308,901)      (395,398)
                                             ----------     ----------

Net cash used in investing activities        (1,156,188)      (208,042)

FINANCING ACTIVITIES:

   Purchase of common stock                    (103,656)       (38,478)
   Proceeds from issuance of common stock            --         10,000
   Principal payments under
    long-term obligations                      (182,151)       (17,746)
   Proceeds from long-term obligations          692,000             --
   Proceeds from line of credit (net)           428,000             --
   Payment of dividends                              --       (209,576)
                                             ----------     ----------

Net cash provided by (used in)
 financing activities                           834,193       (255,800)
                                             ----------     ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            (482,685)      (405,824)

CASH AND CASH EQUIVALENTS - Beginning           513,700        573,957
                                             ----------     ----------

CASH AND CASH EQUIVALENTS - Ending           $   31,015     $  168,133
                                             ==========     ==========















See Notes to Consolidated Financial Statements.

                  MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
          The consolidated Balance Sheet as of September 30, 1996 and the related Consolidated Statements of Operations, Changes in Stockholders' Equity, and Cash Flows for the nine months ended September 30, 1996 and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. The results of operations for the nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the whole year.

          The notes to the financial statements are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements.

NOTE 2 - INVESTMENT IN UNCONSOLIDATED COMPANY
          The Company accounts for its 45% investment in New Haven Foundry
          ("NHF") using the equity method.   In addition, the Company reported
          a year to date loss on CEDS of $50,000 through September 30, 1995. The Company divested its interest as of December 31, 1995. The Company owned 40% of CEDS. Summarized financial information of NHF is as follows:
                                                       NHF
                                                       ---
                                            September 30,  December 31,
                                                1996           1995
                                               ------         ------
Assets

   Current assets                           $17,079,842    $13,626,618
   Property, plant and equipment, net
      of accumulated depreciation            12,297,692     11,982,268
   Other assets                                      --        392,363
                                             ----------     ----------

Total Assets                                $29,377,534    $26,001,249
                                            ===========    ===========

Liabilities and Stockholders' Equity

   Current liabilities                      $20,461,234    $18,214,820
   Non-current liabilities                    8,054,011      6,603,140
   Stockholders' equity                         862,289      1,183,289
                                             ----------     ----------

Total Liabilities and Stockholders'
 Equity                                     $29,377,534    $26,001,249
                                            ===========    ===========

                                                       NHF
                                                       ---
                                                Nine Months Ended
                                                  September 30,
                                                1996           1995
                                               ------         ------
Net Sales                                   $46,391,000    $44,842,000
Operating expenses                           46,332,000     44,998,000
                                             ----------     ----------
   Income (loss)
      before income taxes                        59,000       (156,000)
Income taxes                                    380,000         90,000
                                             ----------     ----------

   Net income (loss)                        $  (321,000)   $  (246,000)
                                            ===========    ===========

Net income (loss) per
        share of common stock               $     (4.87)   $    (3.73)
                                            ===========    ==========

NOTE 3 - DIVIDENDS
          The Company paid dividends for the first two quarters of 1995, but suspended dividends thereafter.

NOTE 4 - STATEMENTS OF CASH FLOWS
          A reconciliation of net income to net cash flows provided by operating activities is as follows:

                                                  Nine Months Ended
                                                    September 30,
                                                     (unaudited)
                                                1996           1995
                                               ------         ------
Net income (loss)                             $(306,685)     $ 192,151
Adjustments to reconcile net income to
   net cash from operating activities:
      Equity in (income) loss
         of investee companies                  144,000        161,000

      Depreciation and amortization             185,200        153,000

      Changes in assets and liabilities:
         Accounts receivable
          - Trade                                48,184       (119,181)
          - Related parties                    (581,822)      (703,859)
         Notes receivable - related parties       8,900        (41,650)
         Inventories                             (7,510)         3,300
         Prepaid expenses                        50,385        169,708
         Prepaid Federal tax                     (5,886)       279,758
         Accounts payable                       373,302       (111,515)
         Accrued workers' compensation          (97,143)       (47,436)
         Accrued single business tax             (1,000)        (6,000)
         Accrued salaries and wages              43,284         30,838
         Accrued income tax                          --         75,242
         Other liabilities                      (13,899)        22,662
                                             ----------     ----------

           Net cash provided by
            operating activities             $ (160,690)    $   58,018
                                             ==========     ==========

NOTE 5 - EARNINGS PER SHARE
          The weighted average number of shares used to compute the net income per shares was 4,624,385 and 4,801,593 fully diluted for the nine month periods ended September 30, 1996 and September 30, 1995, respectively.

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

          NHF has identified several options to remediate the sand including on-site treatment or capping in place. Costs associated with these alternatives are currently estimated to range from $1,200,000 to $6,000,000, and NHF has recorded a reserve of $1,500,000, of which $1,250,000 was provided in 1995. The low estimate of the range assumes that no additional portions of the sand pile will contain heavy metals exceeding environmental standards. Although the ultimate outcome of this matter is not known at this time, on the basis of investigations performed to date by the Company and its environmental consultants, NHF does not believe that future costs associated with remedial action in excess of reserves provided with ultimately have a materially adverse impact on the Company's financial position or future results of operations.

NOTE 8 - NOTES PAYABLE
          Notes payable consist of the following at September 30, 1996:

    Note payable bank, due in monthly principle installments
    of $7,583, plus interest at prime in payment of loan
    guarantee for investment in CEDS, uncollateralized,
    maturing December 31, 1998.                               $212,334

    Capital lease - related party, due in monthly
    installments of $2,102, including interest at
    3.7%, maturing February 1997.                                8,021

    Note Payable - City of Fort Atkinson, due in monthly
    installments of $8,992, including interest at 4%
    maturing September 2003.  The note is collateralized
    by the plant equipment at Fort Atkinson Industries.        288,981

    Note payable bank, due in monthly installments of
    $8,300, including interest at 9% maturing January 2000.
    The note is collateralized by the general assets of
    the Company.                                               349,946
                                                              --------
                                                               859,282

    Less current portion                                       206,939
                                                              --------
                                                               652,343
                                                              ========

          Maturities of notes payable obligations are as follows:

          Year ended September 30:
           1997:                     $203,919
           1998:                      207,081
           1999:                      155,266
           2000:                      134,533
           2001:                       66,243
           2002:                       45,049
           2003:                       47,191
                                     --------
                                     $859,282
                                     ========

          In addition, the Company maintains a bank line of credit of $500,000 for working capital requirements. The applicable interest rate is at the prime lending rate, currently 9.0% at September 30, 1996. The line of credit is secured by all accounts receivable, inventories and equipment of the Company. Additionally, certain required financial ratios must be maintained. The Company is in compliance with all covenant requirements as of September 30, 1996. The Company had borrowings of $428,000 and $0 against the line as of September 30, 1996 and 1995, respectively.

NOTE 9 - OTHER MATTERS
          In February, March and April 1996, the Company repurchased 30,000, 20,000 and 50,000 shares, respectively, of its common stock in the open market. The shares have been returned to treasury.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operation during the periods included in the accompanying consolidated financial statements for the nine (9) months ended September 30, 1996.

LIQUIDITY & CAPITAL RESOURCES
-----------------------------

     The Company has a consolidated line of credit of $500,000 with monthly interest payments at the prime rate with the National Bank of Detroit. The line is collateralized by substantially all assets. There were borrowings as of September 30, 1996 of $428,000.

     The Company received a $400,000 loan in January from National Bank of Detroit to help fund its Fort Atkinson operation. The note is for five (5) years at a fixed interest of 9% with monthly payments.

     The Company received a $292,000 loan in September from the City of Fort Atkinson to fund its Fort Atkinson operation. The note is for seven
(7) years at a fixed interest of 4% with monthly payments.

RESULTS OF OPERATIONS
---------------------

     The Company is reporting year-to-date pre-tax loss on operations of $245,685 for the nine months ended September 30, 1996 as compared to a $543,151 profit for the same period in 1995. Net sales, year-to-date, as of September 30, 1996 were approximately $6,867,796; which represents a decrease of 2.0% from 1995 sales through September 30, 1995 of $7,009,036. The Company has recognized a equity loss from its investee company, NHF of $144,000 for the nine months ended September 30, 1996 compared to loss of $111,000 for the same period in 1995. The Company recognized a equity loss from CEDS of $50,000 for the nine (9) months ended September 30, 1995.

     The cost of sales for the nine months ended September 30, 1996 as a percentage of sales was 93.8% as compared to 83.6% for the same period in 1995. Primary reason was start up costs at its Fort Atkinson plant.

     Management anticipates a modest profit the last three (3) months due to increased efficiency at its Fort Atkinson Wisconsin plant.

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

MARGATE INDUSTRIES, INC.



By: /s/ William H. Hopton
   -----------------------------
     William H Hopton

Date:     October 30, 1996