Form 10-K
period 1996-12-31
MARGATE INDUSTRIES INC
filed 1997-03-28
CIK 761198

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

             For the fiscal year ended   DECEMBER 31, 1996
                                        -----------------------
                                   or

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

               For the transition period from   N/A    to    N/A
                                              --------    --------

                 Commission File Number      0-13817
                                          -------------

                       MARGATE INDUSTRIES, INC.
         ----------------------------------------------------
        (Exact Name of Registrant as specified in its Charter)

                DELAWARE                               84-8963939
     ------------------------------            ---------------------------
     State or Other Jurisdiction of            (IRS Employer Identification
     Incorporation or Organization                      Number)

             129 NORTH MAIN STREET, YALE, MICHIGAN  48097
          ----------------------------------------------------
         (Address of Principal Executive Offices)   (Zip Code)

  Registrant's Telephone Number, including area code  (810) 387-4300
                                                     -----------------

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

At March 14, 1997, 4,593,637 shares of Common Stock , no par value, were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant on that date was approximately $2,802,950.

Documents incorporated by reference:  NONE

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                             Yes  X       No
                               -----       -----

Page 1 of 49 pages                       Exhibits are indexed on page 20.

                                 PART I

ITEM 1.   BUSINESS
          --------

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

     On July 19, 1990, the Company sold 55% of the common stock of NHF to Wesley Industries, Inc., ("Wesley"), for $1,589,000 consisting of
$1,500,000 cash and an $89,000 five-year Promissory Note. Wesley is 50%-owned by Mr. Delbert W. Mullens, currently a Director of the Company and 50%-owned by Ms. Lula Mullens. The promissory note called for interest at 2% over the prime rate, with no principal payments required until September, 1991. The Company extended the term of the note and payments begin in April, 1994. Upon repayment of the promissory note, Wesley has the right to purchase an additional 20% of the shares of NHF held by the Company for $800,000 or the then current book value, whichever is greater. Upon such purchase, the Company can require Mr. Mullens to purchase the remaining shares for $1,800,000 or the then current book value, whichever is greater.

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

     Effective June 21, 1993, the Company initiated operations at Yale, Michigan and relocated its corporate offices to that location. Yale Industries provides specialized cleaning and testing of metal castings for foundries and machine shops.

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

     In November 1995, the Company established a wholly-owned subsidiary, Fort Atkinson Industries, which provides finishing services on castings manufactured in the Iowa-Wisconsin area. Operations began on March 1, 1996. Fort Atkinson employs approximately ninety (90) workers at this site.

     In August 1996, the Company consolidated MCC with Yale Industries and operates as one company. The combined company employs approximately 160 employees.

     (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. The Company's activities are confined to the finishing and testing of grey iron castings for the automotive and other industries, hence the Company has no other industry segments other than as stated herein. See Financial Statements for additional information concerning the Company's business.

     (c)  NARRATIVE DESCRIPTION OF BUSINESS.

GENERAL
-------

     The Company engages in the business of performing finishing operations on grey iron castings for the foundry industry and owns a minority interest in NHF, a foundry located in New Haven, Michigan that manufactures grey iron castings for the automotive industry. The following is a description of the Company's two wholly-owned subsidiaries and NHF.

     Brown City doing business as Yale Industries, a Michigan corporation, is engaged in the business of performing finishing operations for the foundry industry. Such operations include the cleaning, grinding and testing of castings prior to shipment to the end purchaser. Yale commenced operations in June of 1987, and its facilities are currently located in Yale, Michigan, approximately 30 miles from New Haven, Michigan where NHF's facilities are located. NHF uses the services of Yale for approximately

80% of the castings and cylinder heads they manufacture for Chrysler Corporation and others. The Company formed this subsidiary because a separate company and facility provided NHF, and other foundries, certain advantages over handling finishing functions in-house. Over the past several years, automobile manufacturers have begun to require that additional finishing work and water testing be done on castings prior to shipment. These requirements have increased the amount of time and labor spent on these services. Management has found that Yale, as a separate company devoted to these activities, has been able to handle these functions more cost effectively. In addition, since Yale is capable of providing these services to other customers as well as NHF, Yale generates additional revenues for the Company.

     Fort Atkinson Industries is also engaged in the business of performing finishing operations on grey iron castings for the foundry industry. The Company believes there exists a significant potential for additional sales volume for finishing operations from non-affiliated foundries and from NHF as it continues to grow and diversify into the non-automotive industries.

     New Haven Foundry, a 45% owned subsidiary of the Company, is a manufacturer of grey iron castings for the North American automotive industry and is currently a supplier of cylinder heads, manifolds, bearing caps, flywheels, and transmission casings for Detroit-based car manufacturers. Its principal customers include the Chrysler Corporation and Detroit Diesel Corporation. Approximately 90% of NHF's total sales are to Chrysler Corporation to whom it is the only supplier of grey iron cylinder heads. Although NHF is presently attempting to expand its customer base, the loss of this customer could have a materially adverse effect on NHF and consequently the Company.

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

          (vii) MAJOR CUSTOMERS. The following table sets forth information concerning customers, or any group of customers under common control, or customers which are affiliates of each other, to which sales were made by the Company during the fiscal year ended December 31, 1996, in an amount which equals 10% or more of the Company's revenue and the Company's relationship to each:

                              RELATIONSHIP                       PERCENT
                                  TO             AMOUNT OF      OF TOTAL
           CUSTOMER             COMPANY            SALES        REVENUE
           --------             -------            ------       -------

   New Haven Foundry, Inc.    Subsidiary         $7,075,541       74.9%

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

       (x) COMPETITION. The Company's domestic competition is limited primarily to cleaning operations and captive foundries of the automobile industry. For the most part, these domestic foundries have older facilities and are not a significant threat to the Company's competitive position. Internationally, the Company faces competition from similar operations located in Europe, South America and Mexico. The Company's most serious threat of competition is from state-of-the-art operations located in Mexico and Brazil. These companies in Brazil present a competitive threat because they are subsidized by their respective governments, have labor cost advantages, and modern facilities.

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

  As more fully described in Note 11 of the Financial Statements, NHF, the Company's 45% owned subsidiary, is reporting the following contingencies in relation to environmental problems:

  NHF is party to an action brought by PIRGIM and the United States of America ("U.S.") which alleges that the Company discharged potentially contaminated water into a stream which flows to settling ponds maintained by NHF, in violation of the Federal Clean Water Act. NHF estimates that a civil penalty approximating $500,000 will be incurred by NHF to settle the litigation, and NHF has provided reserves for this amount.

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

  NHF has identified several options to remediate the sand including on-site treatment or capping in place. Costs associated with these alternatives are estimated at $2.1 to $2.5 million, and NHF has recorded a reserve of $2.5 million. Of this amount, approximately $1.8 million was provided in the current year and is included in selling, general and administrative expenses in the accompanying statement of operations. The estimate of the range assumes that no additional portions of the sand pile will contain heavy metals which exceed environmental standards. Although the ultimate outcome of this matter is not known at this time, on the basis of investigations performed to date by NHF and its environmental consultants, NHF does not believe that future costs associated with remedial action, in excess of reserves provided, will ultimately have a materially adverse impact on NHF's financial position or future results of operations.

       (xiii) EMPLOYEES. As of December 31, 1996, the Company had approximately 250 hourly employees and 21 salaried employees at Yale Industries, Fort Atkinson Industries and Margate Industries. None of these employees are presently represented by a union. The Company also used approximately 50 employees from employee leasing service companies.

  (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES. The Company has no operations in foreign countries and no portion of its sales or revenues is derived from customers in foreign countries except Yale had sales of approximately $19,133 1996, $1,300 in 1995 and $532,000 in 1994 to Western Foundry, a Canadian company and $122,450 in 1996, $53,700 in 1995 and $968,000 in 1994 to Ford of Canada.

ITEM 2.     PROPERTIES
            ----------

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

ITEM 3.     LEGAL PROCEEDINGS
            -----------------

  The Company knows of no pending or threatened legal proceeding to which it is or will be a party which, if successful, might result in a material adverse change in the business, properties, or financial condition of the Company or its subsidiaries.

ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
            -------------------------------------------------

  No response required.

                                 PART II

ITEM 5.     MARKET PRICE AND DIVIDENDS ON THE COMPANY'S COMMON EQUITY AND
            -------------------------------------------------------------
            RELATED STOCKHOLDER MATTERS
            ---------------------------

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

                                                          BID PRICE
                                                    --------------------
                                                       HIGH       LOW
                                                       ----       ---

     Quarter ended March 31, 1996                      $1.25     $0.88
     Quarter ended June 30, 1996                       $1.06     $0.78
     Quarter ended September 30, 1996                  $1.25     $0.91
     Quarter ended December 31, 1996                   $1.16     $0.44

     Quarter ended March 31, 1995                      $2.56     $1.75
     Quarter ended July 30, 1995                       $2.00     $1.38
     Quarter ended September 30, 1995                  $1.63     $1.06
     Quarter ended December 31, 1995                   $1.19     $0.75

     Quarter ended March 31, 1994                      $3.75     $2.38
     Quarter ended June 30, 1994                       $3.31     $2.88
     Quarter ended September 30, 1994                  $3.13     $2.38
     Quarter ended December 31, 1994                   $2.06     $1.63


  (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The approximate number of holders of record or the Company's common stock at March 14, 1997 was 482.

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

(In Thousands, Except for Share Data)

                                        Year Ended December 31
                            -----------------------------------------------

                              1996      1995       1994      1993     1992
                             ------    ------     ------    ------   ------

Net sales                   $ 9,442   $ 9,311    $ 8,486   $ 8,183  $ 6,122

Net income (loss)           $  (773)  $(1,744)   $ 1,552   $ 1,246  $ 1,682

Net income (loss) per
 common share               $ (0.17)  $ (0.37)   $  0.33   $  0.27  $  0.37

Dividends declared per
 common share               $     0   $0.0300    $0.0525   $0.0425  $0.0288

Total assets                $ 6,195   $ 5,465    $ 7,328   $ 6,162  $ 5,119

Long-term debt              $   344   $   184    $    26   $     -  $     4

Stockholders' equity        $ 3,662   $ 4,465    $ 6,338   $ 5,068  $ 4,002

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            ---------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------

  THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS INCLUDING CERTAIN PREDICTIONS AND PROJECTIONS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934. SUCH FORWARD-LOOKING STATEMENTS MAY BE FOUND IN THIS SECTION AND UNDER "ITEM 1.
DESCRIPTION OF BUSINESS."   ACTUAL EVENTS OR RESULTS COULD DIFFER
MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS INCLUDING ECONOMIC, COMPETITIVE, GOVERNMENTAL AND TECHNOLOGICAL FACTORS AFFECTING THE COMPANY'S PROPERTIES, OPERATIONS, MARKETS, PRODUCTS, SERVICES AND PRICES.


  The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

  The current and quick ratios, which provide an indication of the Company's short-term assets in relation to its short-term obligations, for the comparable periods are as follows:

                                               1996           1995
                                             --------       --------

 Working Capital                            $ 396,626      $1,899,110

 Current Ratio                              1.25 : 1       4.62 : 1

 Quick Assets (Cash, Securities
   and Receivables)                         $1,588,659    $2,146,995

 Quick Ratio                                 .99 : 1       4.09 : 1

  As noted by the above computations, the current ratio has decreased from 4.62:1 to 1.25:1 and working capital has decreased by $1,502,484 for the period from December 31, 1995 to December 31, 1996. The quick ratio has decreased from 4.09:1 to .99:1. The largest single factor contributing to the decrease in working capital is the investment in property, plant and equipment of approximately $1,775,000.

  Receivables increased by $105,991 from December 31, 1995 to December 31, 1996. The increase was due primarily to the increased sales volume.

  The Company has a facility line of credit of $1,000,000, with monthly interest payments at the prime rate. This line of credit is collateralized by substantially all the assets of the Company. Borrowings as of December 31, 1996 were $585,000.

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

RESULTS OF OPERATIONS
---------------------

YEAR ENDED DECEMBER 31, 1996 VS. YEAR ENDED DECEMBER 31, 1995
-------------------------------------------------------------

  Sales increased by $130,967 or 1.4% from December 31, 1995 to December 31, 1996. The Company's net loss decreased by $970,441 over the prior year's loss of $1,743,914. The growth rate in sales for 1996 is mostly attributable to increased activity in the automobile industry.

  Cost of sales as a percentage of sales was 93.3% for the year ending December 31, 1996 as compared to 84.3% for the year ending December 31, 1995. The major reasons for the increase was higher labor costs (9.1%) and the start up of a new operation at Fort Atkinson in Wisconsin.

  Selling, general and administrative expenses decreased by $129,541 from 1995 to 1996. This was mainly due to reduced single business tax due to losses in the last two (2) years.

  Interest and dividend for the year ending December 31, 1996 decreased by $88,199. This decrease was a result of increased interest expense to finance the Fort Atkinson plant and use of operating funds.

  Related party services and sales commissions decreased from $28,388 in 1995 to $6,316 in 1996. This decrease was in sales volume from customers from outside sales representatives (Casting Sales, Inc.).

YEAR ENDED DECEMBER 31, 1995 VS. YEAR ENDED DECEMBER 31, 1994
-------------------------------------------------------------

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

EFFECTS OF CHANGES IN PRICES
----------------------------

  When possible, the Company attempts to adjust the selling prices of its products in response to increases in its costs of labor, raw materials and capital. However, the market served by the Company is competitive and that competition may limit the allowance of price increases.

  During 1996, 1995 and 1994 there were no significant changes in prices.

  The Company had commitments for the purchase of, or the installation of, fixed assets at the Yale Industries facility. The Company had agreed to purchase $1.5 million in assets between July 1, 1993 and June 30, 1995. This commitment had been met as of December 31, 1994. The Company had an option to buy the facility for $1.00. The Company met its commitments and exercised the option in 1995.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            -------------------------------------------

  Information with respect to this item is contained in the financial statements appearing on Item 14 of this Report. Such information is incorporated herein by reference.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            ---------------------------------------------------------------
            FINANCIAL DISCLOSURE
            --------------------

  None.

ITEM 10.    IDENTIFICATION OF OFFICERS AND DIRECTORS
            ----------------------------------------

  The following table sets forth the names and ages of all Officers and Directors of the Company, indicating all positions and offices with the Company held by each such person, and any periods during which he has served as such:
                                  All Positions         Position Served
                                     with                 as Director
      Name               Age      the Company             of Company
      ----               ---      -----------             ----------

Frederick G. Schriever   72   Chairman of the Board    November 1987 to
                               and Director of the     present
                               Company, MCC and
                               Yale Industries

Delbert W. Mullens       52   Vice Chairman of the     July 1990 to present
                               Board and Director
                               of the Company, MCC,
                               and Yale Industries

William H. Hopton        62   President and Director   January 1986 to
                               of the Company, MCC,    present
                               and Yale Industries

Frederick G. Berlet      68   Treasurer and Director   November 1987 to
                               of the Company, MCC,    present
                               and Yale Industries

David A. Widlak          48   Secretary and Director   November 1987 to
                               of the Company, MCC,    present
                               and Yale Industries

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

  COMMITTEES, MEETINGS OF THE BOARD OF DIRECTORS. The Company has an audit and compensation committee consisting of Frederick Berlet and David Widlak, which consults with and reviews the reports of the Company's independent auditors and the Company's internal financial staff. This committee also makes recommendations to the Company's Board of Directors as to compensation matters. The audit and compensation committee held one meeting during the year. The Company's Board of Directors held four regular meetings during the fiscal year ended December 31, 1996, at which time all of the then Directors were present or consented in writing to the actions taken at such meetings.

  COMPLIANCE WITH SECURITIES EXCHANGE ACT REPORTING REQUIREMENTS. To the Company's knowledge, during the fiscal year ended December 31, 1996, the Company's Officers and Directors complied with all applicable Section 16(a) filing requirements. This statement is based solely on a review of the copies of such reports furnished to the Company by its Officers and Directors and their written representations that such reports accurately reflect all reportable transactions.

ITEM 11.    EXECUTIVE COMPENSATION
            ----------------------

  CASH COMPENSATION. The following table sets forth the total remuneration paid during the Company's last fiscal year ended December 31, 1996 and the prior two years to the Chief Executive Officer, the only executive office whose total cash and non cash compensation exceeded $100,000 prior to 1995. In 1995 David Widlak's, Vice President of Mergers and Acquisitions, compensation exceeded $100,000.


==========================================================================================================
                       SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------
                                                                    Long Term Compensation
                                                                 ------------------------------
                     Annual Compensation                                  Awards        Payouts
-----------------------------------------------------------------------------------------------

      (a)             (b)      (c)          (d)         (e)         (f)          (g)     (h)        (i)

                                                       Other                                        All
      Name                                             Annual   Restricted              LTIP       Other
      and                                              Compen-     Stock      Options/  Pay-      Compen-
   Principal                  Salary       Bonus       sation     Award(s)     SARs     outs      sation
   Position         Year (1)    ($)         ($)        ($)(2)       ($)       (#)(3)    ($)       ($)(4)
----------------------------------------------------------------------------------------------------------
William H. Hopton    1996    $ 85,000     $ -0-        $ 24,000                                   $  8,257
 President and CEO   1995    $ 82,500     $ 12,500     $ 27,000                                   $  7,687
                     1994    $ 75,000     $ 18,000     $ 24,000                                   $  8,342

David Widlak         1996    $ 80,000     $ -0-        $ 24,000                                   $  6,995
 Vice President of   1995    $ 55,000     $  8,300     $ 27,000                                   $ 10,490
 Mergers &
 Acquisitions
===========================================================================================================

(1)  Periods presented are for the year ended December 31.
(2)  Represents Directors fees.
(3) Number of shares of Common Stock subject to options granted during the year indicated.
(4) Represents employer contributions for insurance, disability insurance, pension and car allowance.


COMPENSATION OF DIRECTORS

     The Directors receive $6,000 for each meeting they attend plus expenses. The Chairman of the Board of Directors receives $7,000 per meeting. Special Board Meetings are paid at $3,000 per meeting.

OPTIONS GRANTED

     The following table sets forth the options that have been granted to the Chief Executive Officer and President listed in the Executive
Compensation Table during the Company's last fiscal year ended December 31, 1996.

              Option/SAR Grants in Last Fiscal Year (1996)
              --------------------------------------------
                            Individual Grants
----------------------------------------------------------------------------
       (a)              (b)           (c)            (d)             (e)
                                    % of Total
                      Options/    Options/SARs     Exercise
                       SARs         Granted to      or Base
                     Granted        Employees       Price         Expiration
     Name              (#)       in Fiscal year   ($/Share)         Date
     ----            -------     --------------     --------     ----------

William H. Hopton      N/A             N/A            N/A           N/A
President and CEO


AGGREGATE OPTIONS EXERCISED IN 1995 AND OPTION VALUES AT DECEMBER 31, 1996

     The following table sets forth certain information regarding options to purchase shares of Common Stock exercised during the Company's 1996 fiscal year and the number and value of exercisable and unexercisable options to purchase shares of Common Stock held as of the end of the Company's 1996 fiscal year by the Executive Officers of the Company named in the Summary Compensation Table:






                 Aggregated Options Exercised in 1996
                and Option Values at December 31, 1996
----------------------------------------------------------------------------
       (a)              (b)          (c)          (d)             (e)
                                                                 Value of
                                              Number of       Unexercised
                                             Unexercised      In-the-Money
                                               Options at       Options at
                                                12/31/96        12/31/96
                 Shares Acquired    Value    Exercisable/      Exercisable/
     Name          on Exercise   Realized(1) Unexercisable  Unexercisable(2)
     ----          -----------   ----------- -------------  ----------------

William H. Hopton      16,000        $3,000     0/16,000         $0/$960
President and CEO

(1) Value realized is equal to the difference between the fair market value per share of Common Stock on the date of exercise and the option exercise price per share multiplied by the number of shares acquired upon exercise of an option.

(2) Value of exercisable/unexercisable in-the-money options is equal to the difference between the fair market value per share of Common Stock of $.56 at December 31, 1996, and the option exercise price per share multiplied by the number of shares subject to options.

  STOCK OPTION AND STOCK APPRECIATION RIGHTS PLANS. As of December 31, 1996, Mr. Hopton held options to purchase 16,000 shares of the Company's common stock, at a price of $.50 per share. These options are exercisable through December 15, 1997. Delbert W. Mullens, Vice-Chairman, held options to purchase 100,000 shares at a price of $1.50 per share and 100,000 shares at a price of $2.50 per share. Mr. Mullens' options are exercisable at any time, provided that he holds a minimum 55% ownership interest in NHF and the Company also holds an ownership interest in NHF.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
       --------------------------------------------------------------

  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. The following table sets forth as of March 15, 1997, information with respect to the ownership of the Company's $.005 par value common stock by each person known by the Company to own beneficially more than 5% of the outstanding common stock, and by each of its officers and directors and by all officers and directors collectively as a group:

                                       Amount and
                                        Nature of
Name and Address of                     Beneficial            Percent of
 Beneficial Owner                       Ownership              Class (1)
-------------------                     ----------             ---------
Paul L. Cosper                             284,120 (2)            6.2%
P.O. Box 96050
Wixom, MI  48096

Charles H. Raches, Jr.                     252,840                5.5%
6600 Tepee Ridge Road
Bozeman, MT 59715

Frederick G. and
 Patricia W. Schriever                     795,147               17.3%
64 Clairview
Grosse Pointe Shores,
 MI  48236

Frederick G. Berlet                        225,416 (3)            4.9%
S.W.O. Management Consultants, Ltd.
35 Parkwood Drive
Tillsonburg, Ontario
Canada N4G 2B7

David A. Widlak                            100,000                2.2%
P.O. Box 482
Washington, MI  48094

Delbert W. Mullens                          15,000 (4)            0.3%
2888 Bloomfield Crossings
Bloomfield Hills, MI  48013

William H. Hopton                          136,059 (5)            3.0%
5448 North River Rd.
Marine City, MI  48039

All Officers and Directors               1,271,622               27.7%
of the Company & Subsidiaries
as a Group (5 Persons)
__________________________

(1) Each person has sole voting and investment power with respect to the shares shown except as noted.

(2) The shares beneficially owned by Mr. Cosper are held in the name of Paul L. Cosper, Trustee under an Agreement of Trust executed by Paul
       L. Cosper as Grantor. The beneficiaries of this trust are Mr. Cosper's wife and children.

(3) Mr. Berlet owns 40,000 shares directly and 185,416 shares are held in a trust for Mr. Berlet's children. Mr. Berlet has no voting or dispositive power over the trust and hence, discloses no beneficial interest in those shares held in trust.

(4)    Does not include 200,000 options to purchase common stock.

(5) Includes 80,060 shares held by William Hopton, individually, 40,000 shares held by his four children, and does not include 16,000 options not exercised as of this date.


  CHANGES IN CONTROL. The Company knows of no contractual arrangements, including any pledge by any person of securities, which may at a subsequent date result in a change in control of the Company.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

  The terms of the sale of NHF common stock by the Company provide for a commission contract between NHF and the Company relating to sales in excess of $35,000,000 annually. The Company will receive $150,000 per year plus 3% on the difference between actual sales in excess of $35,000,000 but less than $40,000,000 plus 2% on actual sales that exceed $40,000,000.
This commissions contract will be in effect for a period of not less than fifteen (15) years beginning in June 1990. The Company earned commissions from NHF in 1996 of $688,706 and accordingly, has a receivable in the amount of $124,865 as of December 31, 1996. Also, for a minimum period of fifteen (15) years beginning in June 1990, the Company and its subsidiaries will provide cleaning services on all castings produced by NHF on an exclusive basis, provided the Company retains an ownership interest in NHF. Consolidated net sales to NHF in 1996 amounted to $6,386,835.

  Effective September 1, 1992, William Hopton retired as President of
NHF but provides consulting services to NHF, as needed. Since that date, he has devoted his full time to the management of the Company and its subsidiaries.

                                 PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
            ----------------------------------------------------------------

(a)    (1). The following Financial Statements are filed as part of this
       Report:
                                                                     Page
                                                                     ----

  Independent Auditors' Report . . . . . . . . . . . . . . . . . . . .F-1

  Consolidated Balance Sheets, December 31, 1996 and 1995. . . . . . .F-2

  Consolidated Statements of Income, Years ended
  December 31, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . .F-4

  Consolidated Statements of Stockholders' Equity For the Years
  ended December 31, 1996, 1995 and 1994 . . . . . . . . . . . . . . .F-5

  Consolidated Statements of Cash Flows, Years ended
  December 31, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . .F-6

  Notes to Consolidated Financial Statements . . . . . . . . . . . . .F-7


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

                                                        DECEMBER 31, 1996

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                                ________

                          FINANCIAL STATEMENTS
                                   AND
                      INDEPENDENT AUDITORS' REPORT
                                ________

                            DECEMBER 31, 1996

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES


                              - CONTENTS -








                                                              PAGE NUMBER
                                                              -----------

Independent Auditors' Report                                          1


Financial Statements:

  Consolidated Balance Sheet                                          2

  Consolidated Statement of Operations                                3

  Consolidated Statement of Changes in Stockholders' Equity           4

  Consolidated Statement of Cash Flows                                5

  Notes to Consolidated Financial Statements                        6 - 23

                      Independent Auditors' Report
                      ----------------------------


To the Board of Directors
Margate Industries, Inc. and Subsidiaries
Yale, Michigan


We have audited the accompanying consolidated balance sheets of MARGATE INDUSTRIES, INC. AND SUBSIDIARIES as of December 31, 1996, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of NEW HAVEN FOUNDRY, the investment in which, as discussed in Note 1 to the financial statements, is accounted for by the equity method of accounting. The financial statements of NEW HAVEN FOUNDRY were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for NEW HAVEN FOUNDRY, is based solely on the report of the other auditors. The consolidated financial statements of MARGATE INDUSTRIES, INC. AND SUBSIDIARIES as of December 31, 1994 were audited by other auditors whose report dated March 22, 1995 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MARGATE INDUSTRIES, INC. AND SUBSIDIARIES at December 31, 1996, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ PERRIN, FORDREE & COMPANY, P.C.
------------------------------------
PERRIN, FORDREE & COMPANY, P.C.



Troy, Michigan
March 18, 1997

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                              BALANCE SHEET
                            DECEMBER 31, 1996




                                 ASSETS
                                 ------

                                                      December 31,
                                                -----------------------
                                                 1996             1995
                                                --------        --------

CURRENT ASSETS:
  Cash and cash equivalents                   $     2,086     $  513,700
  Marketable securities                              -           152,713
  Accounts receivable:
    Trade                                         595,603        505,849
    Related parties                               990,970        974,733
  Note receivable - related party                  22,250         17,800
  Inventories                                      32,464         55,333
  Prepaid expenses and other                       84,133         78,879
  Prepaid federal income tax                      264,300        105,457
  Deferred tax assets                              14,300         19,000
                                               ----------     ----------
      Total current assets                      2,006,106      2,423,464

INVESTMENT IN NEW HAVEN FOUNDRY                      -           531,711

OTHER                                              59,135         48,419

NOTES RECEIVABLE FROM RELATED PARTY -
  Less current portion                             17,800         35,600

PROPERTY, PLANT AND EQUIPMENT - At cost,
  net of accumulated depreciation and
  amortization of $981,705 and $711,193 at
  December 31, 1996 and 1995, respectively      4,112,295      2,607,593


                                               ----------     ----------

                                               $6,195,336     $5,646,787
                                               ==========     ==========



 The accompanying notes are an integal part of the financial statements.

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

                                                      December 31,
                                                -----------------------
                                                  1996            1995
                                                --------        --------

CURRENT LIABILITIES:
  Notes payable                               $  582,000     $     -
  Current portion of long term debt              462,914        165,663
  Accounts payable                               513,071        182,246
  Accrued salaries and wages                      42,000         47,232
  Accrued workers' compensation                    6,654        108,260
  Accrued single business tax                       -             1,000
  Other accrued liabilities                        2,841         19,953
                                              ----------     ----------
        Total current liabilities              1,609,480        524,354

DEFERRED TAX LIABILITIES                         207,200        141,000

OTHER POSTRETIREMENT BENEFITS                    371,957        330,739

NOTE PAYABLE - Long-term                         344,231        183,770

STOCKHOLDERS' EQUITY:
  Common stock - $.005 par value:
    Authorized - 25,000,000 shares
    Issued and outstanding - 4,573,637
      and 4,653,637 at December 31, 1996
      and 1995, respectively                      22,868         23,268
  Paid-in for common stock in excess of
    par value                                  7,410,725      7,499,980
  Accumulated deficit                         (3,771,125)    (3,056,324)
                                              ----------     ----------
        Total stockholders' equity             3,662,468      4,466,924
                                              ----------     ----------

                                              $6,195,336     $5,646,787
                                              ==========     ==========

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF OPERATIONS
              YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                            1996         1995        1994
                                           ------       ------      ------
NET SALES (Including related
  party sales and commissions
  of $7,075,541, $6,763,353 and
  $5,660,167 in 1996, 1995 and
  1994, respectively)                    $9,441,452   $9,310,525  $8,486,410

COST OF SALES                             8,812,222    7,844,506   6,742,792
                                         ----------   ----------  ----------

GROSS PROFIT                                629,230    1,466,019   1,743,618

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                  947,423    1,076,964     906,986

RELATED PARTY SERVICES AND SALES
  COMMISSIONS                                 6,316       23,388      79,222
                                         ----------   ----------  ----------

INCOME (LOSS) FROM OPERATIONS              (324,509)     365,667     757,410

DIVIDEND AND INTEREST INCOME
  (EXPENSE) - NET                           (47,888)      40,311      43,945

EQUITY  INCOME (LOSS) OF INVESTEE
  COMPANIES                                (531,712)  (2,055,133)    858,313

GAIN (LOSS) ON SALE OF MARKETABLE
  SECURITIES                                (41,721)      83,244        -

OTHER INCOME -  Net                           7,303         -          4,202
                                         ----------   ----------  ----------

INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES                             (938,527)  (1,565,911)  1,663,870

PROVISION FOR FEDERAL INCOME TAXES         (165,057)     178,000     219,000
                                         ----------   ----------  ----------

INCOME (LOSS)                            $ (773,470) $(1,743,911) $1,444,870
                                         ==========   ==========  ==========

EARNINGS (LOSS) PER COMMON SHARE -

  Primary                                $     (.17)  $     (.37) $     0.31
                                         ==========   ==========  ==========




 The accompanying notes are an integal part of the financial statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                              COMMON STOCK         PAID-IN FOR
                          --------------------     COMMON STOCK                  TOTAL STOCK-
                           NUMBER OF               IN EXCESS OF   ACCUMULATED      HOLDERS'
                            SHARES      AMOUNT       PAR VALUE       DEFICIT        EQUITY
                           --------    --------     -----------     ---------      --------
Balance - December 31,
 1993                     4,632,303   $  23,161    $7,359,039      $(2,314,337)   $5,067,863
Stock options exercised      33,334         167        16,499             -           16,666
Tax benefit of options
 exercised                     -           -          160,758             -          160,758
Stock purchase              (10,000)        (50)      (18,547)            -          (18,597)
Adjustment to fair value
 of equity securities
 available for sale            -           -             -             (35,413)      (35,413)
Net income                     -           -             -           1,444,870     1,444,870
Cash dividends declared,
 ($.0525 per share)            -           -             -            (244,529)     (244,529)
                         ---------- -----------    ----------       ----------    ----------
Balance - December 31,
 1994                     4,655,637      23,278     7,517,749       (1,149,409)    6,391,618
Stock options exercised      20,000         100         9,900             -           10,000
Tax benefit of options
 exercised                     -           -           10,699             -           10,699
Stock purchase              (22,000)       (110)      (38,368)            -          (38,478)
Adjustment to fair value
 of equity securities
 available for sale            -           -             -             (23,256)      (23,256)
Net loss                       -           -             -          (1,743,911)   (1,743,911)
Cash dividends declared
 ($.03 per share)              -           -             -            (139,748)     (139,748)
                         ---------- -----------    ----------       ----------    ----------
Balance - December 31,
 1995                     4,653,637      23,268     7,499,980       (3,056,324)    4,466,924
Stock options exercised      20,000         100         9,900             -           10,000
Tax benefit of options
 exercised                     -           -            4,000             -            4,000
Stock purchase             (100,000)       (500)     (103,155)            -         (103,655)
Prior year unrealized
 losses on marketable
 equity securities
 realized                      -           -             -             58,669         58,669
Net loss                       -           -             -           (773,470)      (773,470)
                         ----------  ----------    ----------        ----------   ----------

                          4,573,637  $   22,868    $7,410,725      $(3,771,125)   $3,662,468
                         ==========  ==========    ==========       ==========    ==========




 The accompanying notes are an integal part of the financial statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CASH FLOWS
              YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                            1996          1995        1994
                                           ------        ------      ------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Cash received from customers           $9,335,461   $8,839,986  $8,730,519
  Cash paid to suppliers
   and employees                         (9,220,793)  (8,635,588) (7,938,392)
  Interest and dividends received            23,021       41,803      61,298
  Interest paid                             (70,908)      (1,492)    (17,353)
  Income taxes (paid) refunded               81,113       75,000    (324,242)
                                         ----------   ----------  ----------
        Net cash from operating
         activities                         147,894      319,709     511,830

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Purchase of marketable securities            -            -       (229,956)
  Proceeds from sale of securities          169,661      373,142     289,095
  Deposits made                             (10,716)        -           -
  Proceeds from sale of assets              175,100         -           -
  Purchase of property, plant
    and equipment                        (1,952,960)    (578,911)   (906,027)
                                        -----------   ----------  ----------
        Net cash to investing
         activities                      (1,618,915)    (205,769)   (846,888)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Proceeds from issuance of
    common stock                             10,000       10,000      16,666
  Purchase of treasury stock               (103,655)     (38,478)    (18,597)
  Proceeds from short term debt             582,000         -           -
  Proceeds from long term debt              692,000         -           -
  Principal payments under
    long-term obligations                  (234,288)     (23,771)    (21,219)
  Net proceeds from notes
    receivable                               13,350       17,800     217,800
  Payment of dividends                         -        (139,748)   (232,603)
                                        -----------   ----------  ----------
        Net cash to financing
         activities                         959,407     (174,197)    (37,953)
                                        -----------   ----------  ----------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                         (511,614)     (60,257)   (373,011)

CASH AND CASH EQUIVALENTS:
  Balance - beginning of year               513,700      573,957     946,968
                                        -----------   ----------  ----------

  Balance - end of year                 $     2,086   $  513,700  $  573,957
                                        ===========   ==========  ==========


 SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS
 -----------------------------------------------------------------------

FIXED ASSET ACQUIRED UNDER CAPITAL
  LEASE OBLIGATION                      $     -       $     -     $   67,466
                                        ===========   ==========  ==========

 The accompanying notes are an integal part of the financial statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1996




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

          BUSINESS ACTIVITY
          -----------------

          Margate Industries, Inc. is a holding company for subsidiaries involved in the cleaning of small and medium-sized grey iron castings that are sold primarily to the North American automobile industry.

          Export sales totaled approximately $141,600, $54,500 and $532,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Net sales to certain major customers that represented 10% or more of the consolidated net sales are as follows:

                                            1996          1995        1994
                                           ------        ------      ------

          Western Foundry, Ltd.           $     -      $    1,300  $  532,000
          New Haven Foundry                6,386,835    6,057,933   5,065,000
          Ford Motor Company                    -          53,200     968,000

          PRINCIPLES OF CONSOLIDATION
          ---------------------------

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Michigan Casting Corporation (MCC), Brown City Castings Corporation d/b/a Yale Industries (Yale), and Fort Atkinson Industries, Inc. (FAI). All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1996




NOTE 1 -  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES -
          CONTINUED:

          PRINCIPLES OF CONSOLIDATION - CONTINUED
          ---------------------------------------

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

          CASH EQUIVALENTS
          ----------------

          The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

          INVENTORIES
          -----------

          Inventories, consisting primarily of grinding wheels, are stated at the lower of cost, determined on the first-in, first-out method, or market.

          PROPERTY, PLANT AND EQUIPMENT
          -----------------------------

          Property, plant and equipment are recorded at cost. Costs of maintenance and repairs are charged to expense when incurred.

          Depreciation and amortization of plant and equipment is recorded using the straight-line method over the estimated useful lives of the assets. Depreciation and amortization expense totaled $280,460, $211,599 and $157,548 in 1996, 1995 and 1994,
          respectively. Estimated useful lives of assets in the various classes of property, plant and equipment are as follows:

          Buildings and improvements                             40 years
          Machinery and equipment                                12 years
          Furniture and fixtures                                 12 years
          Automobiles                                             5 years

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1996




NOTE 1 -  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES -
          CONTINUED:

          REVENUE RECOGNITION
          -------------------

          Revenues derived from the cleaning of castings are recognized as services are provided.

          Sales commissions are recognized as revenue when earned.

          NET INCOME PER SHARE OF COMMON STOCK
          ------------------------------------

          Net income per share of common stock is computed based on the weighted average number of shares of common stock outstanding during each year, plus the shares that would be outstanding assuming exercise of dilutive stock options and warrants. The total weighted average number of shares of common stock and common stock equivalents was 4,578,528, 4,658,206 and 4,677,652 for the years ended December 31, 1996, 1995 and 1994, respectively.

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


          USE OF ESTIMATES
          ----------------

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1996




NOTE 2 -  RELATED PARTY TRANSACTIONS:

          The Company provides cleaning services to NHF for products manufactured by that Company. Pursuant to the July 1990 agreement for the sale of NHF common stock, the Company provides exclusive cleaning services on all castings produced by NHF for a minimum period of 15 years, provided the Company maintains an ownership interest in NHF.

          The terms of the sale also provided for a commission contract between NHF and the Company. The Company will receive a minimum of $150,000 per year, plus 3% of actual sales in excess of $35,000,000 but less than $40,000,000, plus an additional 2% on the actual sales that exceed $40,000,000. This commission contract is in effect for a period of not less than 15 years. The Company earned commissions from NHF amounting to $688,706, $705,420 and $607,149 in 1996, 1995 and 1994, respectively.

          During 1996, 1995 and 1994, the Company earned interest income of $-0-, $2,116 and $2,125, respectively on notes receivable and past due accounts receivable from NHF.

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

                                                      ANNUAL
         YEARS                                     CONTRIBUTION
         -----                                     ------------

         1997                                        $191,878
         1998                                         126,209
         1999 and 2000                                 60,422


          The Company also has a note receivable from a related party (see
          Note 5).

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1996



NOTE 3 -  INVESTMENT IN UNCONSOLIDATED COMPANY:

          As described in Note 1, the Company accounts for its 45% investment in NHF using the equity method. Summarized financial information of NHF is as follows as of December 31:

                                            1996         1995        1994
                                           ------       ------      ------
          ASSETS:
            Current assets              $14,085,521  $13,626,618 $12,613,943
            Net property, plant
               and equipment             12,282,716   11,982,268   8,886,886
            Other assets                    392,000      392,363   1,201,933
                                         ----------   ----------  ----------
               Total assets             $26,760,237  $26,001,249 $22,702,762
                                         ==========   ==========  ==========

          LIABILITIES AND STOCKHOLDERS'
           EQUITY:
            Current liabilities         $17,407,355  $18,214,820 $12,624,715
            Noncurrent liabilities       10,325,990    6,603,140   4,940,482
            Stockholders' equity           (973,108)   1,183,289   5,137,565
                                         ----------   ----------  ----------

               Total liabilities
                and stockholders'
                equity                  $26,760,237  $26,001,249 $22,702,762
                                         ==========   ==========  ==========


                                            1996         1995        1994
                                           ------       ------      ------
          NET SALES                     $62,700,025  $60,035,860 $55,816,957

          OPERATING EXPENSES             64,529,422   65,303,136  52,656,595
                                         ----------   ----------  ----------

          INCOME (LOSS) BEFORE
              INCOME TAXES               (1,829,397)  (5,267,276)  3,160,362

          INCOME TAXES (BENEFIT)            327,000   (1,313,000)  1,253,000
                                         ----------   ----------  ----------

          NET INCOME                    $(2,156,397) $(3,954,276) $1,907,362
                                         ==========   ==========  ==========

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1996



NOTE 3 -  INVESTMENT IN UNCONSOLIDATED COMPANY - CONTINUED:

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

          The Company accounts for its investment in NHF using the equity method. During 1996, NHF generated a net loss resulting in a negative equity position. Accordingly, the investment in NHF has been written down to zero.

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


NOTE 4 -  MARKETABLE SECURITIES:

          Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES (SFAS 115). The effect of adopting the provisions of SFAS 115 on the Company's financial statements was immaterial. This statement requires management to classify investments in equity and debt securities as either: held-to-maturity securities and reported at amortized cost; trading securities and reported at fair value, with unrealized gains and losses included in earnings; or as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. At January 1, 1995, the Company classified its securities as available-for-sale. At December 31, 1996, the Company recognized the previously recorded unrealized loss of $58,669 when it sold those assets. At December 31, 1995, the fair market value of the marketable securities as shown on the balance sheet aggregated $152,713 with a corresponding unrealized loss of $23,256 included in
          stockholders' equity.   At December 31, 1994, investments in
          equity securities were valued at lower of aggregate cost or market and totaled $465,867.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1996



NOTE 4 -  MARKETABLE SECURITIES - CONTINUED::

          Proceeds from the sale of marketable equity securities in 1996 aggregated $169,661. The sale resulted in realized losses of $41,721. For purposes of calculating the realized loss on sale of securities, cost of the securities is determined by use of the specific identification method.


NOTE 5 -  NOTE RECEIVABLE - RELATED PARTY:

          Note receivable - related party consisted of the following at December 31:

                                                      1996          1995
                                                    --------      --------

          Wesley Industries, Inc. - principal
          payable $4,450 per quarter beginning
          April 30, 1994, and expiring
          January 31, 1999, plus interest at
          the prime rate established by
          National Bank of Detroit.  Interest
          is payable quarterly.  This note is
          unsecured.                                $  40,050    $   53,400

          Less current portion                          22,250       17,800
                                                    ----------   ----------

                                                    $   17,800   $   35,600
                                                    ==========   ==========

          The prime rate at December 31, 1996, was 8.25%.

NOTE 6 -  PROPERTY, PLANT AND EQUIPMENT:

          Property, plant and equipment are summarized as follows as of December 31:

                                                      1996          1995
                                                    --------      --------

          Building and improvements                 $1,657,007   $  691,687
          Machinery and equipment                    3,253,651    2,487,765
          Automotive equipment                          77,297       43,327
          Furniture and fixtures                       106,045       96,007
                                                    ----------   ----------
               Total cost                            5,094,000    3,318,786
          Less accumulated depreciation and
           amortization                                981,705      711,193
                                                    ----------   ----------

               Net property, plant and
               equipment                            $4,112,295   $2,607,593
                                                    ==========   ==========

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1996



NOTE 6 -  PROPERTY, PLANT AND EQUIPMENT - CONTINUED:

          The Company received Community Development Block Grant (CDBG) funds through the City of Yale totaling $387,035 and land with a value of $25,000. These grants have been recorded as a credit in the property accounts and will be amortized into income over the life of the assets acquired.


NOTE 7 -  NOTES PAYABLE:

          Notes payable consist of the following at December 31:

                                                      1996          1995
                                                    --------      --------

          Note payable - bank, due in monthly
          principal installments of $7,583,
          plus interest at prime in payment
          of loan guarantee for investment
          in CEDS, uncollateralized, maturing
          December 1998.                              $189,583     $323,000

          Mortgage payable - bank, due in
          monthly installments of $8,300
          including interest at 9% through
          December, 2000.  The loan is
          collateralized by substantially
          all Company assets.                          332,879         -

          Note payable, due in monthly
          installments of $3,992 including
          interest at 4% through July, 2003.           282,913         -

          Capital lease - related party, due
          in monthly installments of $2,102,
          including interest at 3.7%,
          maturing February 1997.                        1,770       26,433
                                                    ----------   ----------
                                                       807,145      349,433
          Less current portion                         462,914      165,663
                                                    ----------   ----------

                                                      $344,231     $183,770
                                                    ==========   ==========

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1996


NOTE 7 -  NOTES PAYABLE - CONTINUED:

          Maturities of notes payable obligations are as follows:
          Year ending December 31:
           1997                                        $  462,914
           1998                                           129,784
           1999                                            47,948
           2000                                            42,009
           2001                                            43,720
           Thereafter                                      80,770
                                                       ----------

                                                       $  807,145
                                                       ==========

          The Company maintains a bank line-of-credit of $1,000,000 for working capital requirements. The applicable interest rate is at the prime lending rate, currently 8.25% at December 31, 1996.
          The line-of-credit is secured by all accounts receivable, inventories and equipment of the Company. Additionally, certain required financial ratios must be maintained. The Company is not in compliance with all covenant requirements as of December 31, 1996. Accordingly, all loans outstanding to this lender have been reclassified as current debt. The Company had borrowings against the line of $582,000 and $0 at December 31, 1996 and 1995, respectively.


NOTE 8 -  FAIR VALUE OF FINANCIAL INSTRUMENTS:

          The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are as follows at December 31, 1996 and 1995:

                                      1996                     1995
                               ---------------------    --------------------
                               Carrying       Fair      Carrying      Fair
                                Amount        Value       Amount     Value
                                ------        -----       ------     -----
            ASSETS
            ------

          Cash and cash
           equivalents        $    2,086  $    2,086   $  513,700  $  513,700
          Marketable
           securities               -           -         152,713     152,713
          Notes
           receivable             40,050      40,050       53,400      53,400
                              ----------  ----------   ----------  ----------

                              $   42,136  $   42,136   $  719,813  $  719,813
                              ==========  ==========   ==========  ==========
            LIABILITIES
            -----------

          Notes payable       $  582,000  $  582,000   $     -     $     -
          Long-term debt         807,145       N/A        349,433       N/A
          Post-retirement
            benefits             371,957     371,957      330,739     330,739
                              ----------  ----------   ----------  ----------

                              $1,761,102  $  953,957   $  680,172  $  330,739
                              ==========  ==========   ==========  ==========

               MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 1996



NOTE 8 -  FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED:

          The carrying values of cash and equivalents approximate fair values. The fair values of marketable securities are estimated based on quoted market prices. The notes receivable due from a related party bear interest at the prime rate and payments are received when due. Therefore, the carrying value approximates fair value.

          The notes payable bear interest at prime rate which is deemed to approximate fair value. It is currently not practicable to estimate the fair value of the long-term debt obligations. Because these note agreements contain unique terms, conditions, covenants and restrictions which were negotiated at arm's-length with the Company's lenders, there is no readily determinable similar instrument on which to base an estimate of fair value. Accordingly, no adjustment to fair value has been determined.

          The postretirement benefits obligation has been determined by an outside actuary based on the actuarial present value of the expected benefits' liability.

NOTE 9 -  CAPITAL LOSS:

          Margate Industries, Inc. (the Company) acquired 40% of the stock of Complete Engineering Development Services, Inc. (CEDS) in January 1995. Under the provisions of the agreement, the Company became a guarantor of CEDS' line-of-credit agreement. On December 21, 1995, CEDS defaulted on the line-of-credit and demand payment was made by the lender. The Company, as guarantor, negotiated a term note agreement with the bank for $273,000 along with a required payment of $50,000 which relieved them of all principal and interest due under the line-of-credit agreement. As a result, the Company incurred a capital loss of approximately $275,000 of which $83,000 was utilized for federal tax purposes in 1995. The remaining unused capital loss of $192,000 is available for carryforward and expires in 2000.


NOTE 10 - INCOME TAXES:

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

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1996


NOTE 10 - INCOME TAXES - CONTINUED:

          At December 31, components of deferred income taxes include the following:

                                                     1996           1995
                                                    --------      --------

          Current deferred taxes -
           gross assets                            $   14,300   $   19,000
                                                   ----------   ----------
               Current deferred tax -
                assets                                 14,300       19,000
                                                   ----------   ----------

          Noncurrent deferred taxes:
           Gross assets                               163,100      178,000
           Gross liabilities                         (305,300)    (254,000)
                                                   ----------   ----------
                                                     (142,200)     (76,000)

               Valuation allowance                    (65,000)     (65,000)
                                                   ----------   ----------
               Net noncurrent deferred
               tax - assets (liabilities)            (207,200)    (141,000)
                                                   ----------   ----------

          Total deferred tax -
           assets (liabilities)                    $ (192,900)  $ (122,000)
                                                   ==========   ==========

          The 1995 acquisition of CEDS, as discussed in Note 8, resulted in a federal tax capital loss to Margate. Due to the uncertainty of the future realization, a valuation allowance was established for this deferred asset in 1995. This loss carryforward expires in 2010.

          Deferred income taxes, included in the accompanying balance sheets, result from temporary differences related to the following items which are treated differently for financial reporting and tax reporting purposes.

                                            1996          1995        1994
                                           ------        ------      ------
          Depreciation and
           amortization                   $(333,600)   $(254,000)  $(186,000)
          Capital loss carryforward          65,000       65,000        -
          Other postretirement
           benefits                         126,400      113,000      98,000
          Workers' compensation
           expense                             -           3,000      17,000
          Vacation expense                   14,300       16,000      17,000
                                         ----------   ----------  ----------

              Total                      $ (127,900)  $  (57,000) $  (54,000)
                                         ==========   ==========  ==========

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1996




NOTE 10 - INCOME TAXES - CONTINUED:

          The components of the provision for income taxes are as follows for the years ended December 31:

                                            1996          1995        1994
                                           ------        ------      ------
          Current tax expense
               (benefit)                  $(264,300)   $ 110,000   $ 170,000
          Deferred tax expense
              (benefit)                      99,243       68,000      49,000
          Operating and capital
              loss carryforwards               -         (65,000)       -
          Adjustment to valuation
              allowance                        -          65,000           -
                                         ----------   ----------  ----------

          Provision for income
           taxes                          $(165,057)   $ 178,000   $ 219,000
                                         ==========   ========== ===========

          A reconciliation of the statutory tax rate to the effective tax rates recorded as follows:

                                                         1996    1995    1994
                                                         ----    ----    ----
          Statutory rate                                 (34)%   (34)%    34%
          (Earnings) losses of unconsolidated
              subsidiaries                                19      45    (17)
          Deferred income related to CDBG
              proceeds                                     -       -     (1)
          Recognition of previously deferred gain          -       -      -
          Other                                           (3)      -      (3)
                                                         -----   -----  -----

          Effective rate                                 (18)%     11%    13%
                                                         =====   =====  =====


NOTE 11 - DIVIDENDS PAYABLE:

          As of December 31, 1996, there were no dividends declared or payable to stockholders.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1996


NOTE 12 - CASH FLOWS:

          A reconciliation of net income (loss) to net cash flows from operating activities is as follows for the years ended December 31:

                                            1996         1995        1994
                                           ------       ------      ------

     Net income (loss)                   $ (773,470) $(1,743,911) $1,444,870
     Adjustments to reconcile net
       income (loss) to net cash
       from operating activities:
          Depreciation and
           amortization                     280,460      211,599     157,548
          Gain (loss) on sale of
           marketable securities             41,721      (83,244)       -
          Gain on sale of property,
           plant and equipment               (7,302)        -           -
          Equity in (income) loss
           of investee companies            531,711    2,103,000    (858,313)
          Deferred income tax
           provision                        (43,000)      68,000      49,000
          Tax benefit of stock
           options exercised                  4,000       10,699     160,758
     Changes in assets and liabilities:
       (Increase) decrease in
          accounts receivable:
            Trade                           (89,754)    (197,212)    142,643
            Related parties                 (16,237)    (322,776)    101,466
       (Increase) decrease in
          inventories                        22,869       49,239     (59,107)
       (Increase) decrease in
          prepaid expenses and other         (5,254)     335,280    (464,973)
       Increase (decrease) in
          accounts payable                  330,825     (143,339)     99,992
       Increase (decrease) in
          accrued income tax                (44,943)        -       (351,000)
       Increase (decrease) in
          accrued workers'
          compensation                     (101,606)      59,260      14,420
       Increase (decrease) in
          accrued salaries and wages         (5,232)      (6,122)    (25,318)
       Increase (decrease) in
          accrued single business tax        (1,000)      (6,000)      1,500
       Increase (decrease) in other
          accrued liabilities               (17,112)     (57,479)    (67,653)
       Increase in accrued pension
          and retiree health
          benefits                           41,218       42,715      25,997
       Increase in deferred taxes              -            -        140,000
                                         ----------   ----------   ---------

     Net cash from operating
      activities                         $  147,894   $  319,709   $ 511,830
                                         ==========   ==========  ==========

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1996



NOTE 13 - STOCK OPTIONS:

          The following table sets forth stock options granted, exercised and canceled during the years ended December 31:


                                       1996                1995               1994
                                -------------------  ------------------  ------------------
                                          EXERCISE            EXERCISE            EXERCISE
                                NUMBER      PRICE    NUMBER     PRICE    NUMBER     PRICE
                                ------     -------   ------    -------   ------    -------
     Stock options outstanding
      at the beginning of
      the year                  240,000   $  .6875   260,000   $  .50   333,334   $  1.45

     Stock options granted         -          -         -         -        -          -

     Stock options exercised    (20,000)       .50   (20,000)     .50   (33,334)      .50

     Stock options canceled        -          -         -         -     (40,000)      -
                               --------             --------           --------
   Stock options outstanding
      at the end of the year    220,000              240,000            260,000
                               ========             ========           ========

          Outstanding employee options of 20,000 shares of stock are exercisable through 1997 at a price of $.50 per share.

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

               MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 1996



NOTE 13 - STOCK OPTIONS - CONTINUED:

          The Financial Accounting Standards Board issued Statement No. 123 "Accounting for Stock Based Compensation" which is effective in 1996. The Statement provides a fair value method of accounting for stock based compensation plans rather than the intrinsic value method contained in APB Opinion No. 25 which the Company currently uses. The new Statement does not require an entity to adopt the new method but, provides the option to either continue with the current method of accounting under APB 25 or adopt the fair value mehtod of accounting under FASB 123. The Company will
          continue using the current method of accounting.   Since the
          Company granted no options in 1995 and 1996 there would be no effect on adopting the fair value accounting under FASB 123 to the Company's financial statements.


NOTE 14 - LEASE COMMITMENTS:

          MCC leases its building under an operating lease agreement which expires in September 1998. FAI also leases its building under an operating lease agreement that expires in December, 2005. These leases require the Company to pay all maintenance and insurance expenses. The Company also leases certain vehicles under two or three year agreements.

          Minimum payments under these leases are as follows:

           1997                                          $276,200
           1998                                           229,719
           1999                                           135,750
           2000                                           135,750
           2001                                           135,750
           Thereafter                                     543,000

          Rental expense for these leases in 1996, 1995 and 1994, was approximately $264,000, $109,000 and $103,000, respectively.


NOTE 15 - OTHER POSTRETIREMENT BENEFITS:

          The Company sponsors certain health-care and life insurance benefits for all retired employees. In December 1990, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 106 on ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (SFAS 106). The new standard requires that the expected cost of these benefits be charged to expense during the years that the employees render service.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1996


NOTE 15 - OTHER POSTRETIREMENT BENEFITS - CONTINUED:

          The following table sets forth the Plan's funded status reconciled with the amount shown in the Company's consolidated balance sheet at December 31:

                                                      1996          1995
                                                    --------      --------

          Accumulated postretirement benefit
           obligation:
               Fully-eligible active plan
                participants                         $129,457     $ 85,114
               Other active plan participants         203,645      229,892
                                                     --------     --------
                                                     $333,102     $315,006
                                                     ========     ========

                                                     1996           1995
                                                    --------      --------
          Unrecognized net loss from past
           experience different from that
           assumed and from changes in
           assumptions                               $ 38,855     $ 15,733
          Accrued postretirement benefit
           obligation                                 333,102      315,006
                                                     --------     --------

          Accrued postretirement benefit cost        $371,957     $330,739
                                                     ========     ========

          The Company's postretirement healthcare and life insurance plan is not funded as the Company funds benefits on a pay-as-you-go basis.

          Net periodic postretirement benefit costs included the following components:

                                                     1996           1995
                                                    --------      --------

          Service cost - benefits attributed
           to service during the period              $ 20,494     $ 21,623
          Interest cost on accumulated other
           postretirement benefit obligation           21,207       21,061
          Amortization of net losses                     (483)        -
          Recognition of transition obligation           -              31
                                                     --------     --------
          Net periodic other postretirement
           benefit cost                              $ 41,218     $ 42,715
                                                     ========     ========

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1996

NOTE 15 - OTHER POSTRETIREMENT BENEFITS - CONTINUED:

          For measurement purposes, an 8% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 1996 and 1995; the rate was assumed to decrease to 6% over ten years and remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed healthcare cost trend rate by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 and 1995, by $86,869 and $87,687, respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the years then ended by $5,404 and $13,259, respectively.

          The discount rate used in determining the accumulated postretirement benefit obligation was 7.25% as of December 31, 1996 and 1995.


NOTE 16 - CONTINGENCIES:

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

          NHF has identified several options to remediate the sand including on-site treatment or capping in place. Costs associated with these alternatives are currently estimated to range from $2,100,000 to $2,500,000, and NHF has recorded a reserve of $2,500,000, of which $1,800,000 was provided in the current year. The estimate of the range assumes that no additional portions of the sand pile will contain heavy metals exceeding environmental standards. Although the ultimate outcome of this matter is not known at this time, on the basis of investigations performed to date by the Company and its environmental consultants, NHF does not believe that future costs associated with remedial action in excess of reserves provided will ultimately have a materially adverse impact on the Company's financial position or future results of operations.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1996



NOTE 17 - EMPLOYEE BENEFIT PLANS:

          The Company maintains a 401(k) plan covering all employees that satisfy the Plan's eligibility requirements. The Company is required to match 25% of each employee's contribution, not to exceed 8% of the participant's compensation. Employer's contribution for the years ended December 31, 1996 and 1995, was $ 22,539 and $23,264, respectively.

          Margate maintains a Defined Contribution Plan covering substantially all employees that satisfy the Plan's eligibility requirements. Under the provisions of the Plan, Margate is required to make an annual contribution of 5% of each participant's eligible compensation. Plan contributions for the years ended December 31, 1996 and 1995, were $21,712 and $22,386, respectively.

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


                                        MARGATE INDUSTRIES, INC.



Dated: March 27, 1997                   By: /s/ William H. Hopton
                                           --------------------------------
                                             William H. Hopton

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          Signature                    Title                 Date
          ---------                    -----                 ----



/s/ Frederick G. Schriever     Chairman of the Board    March 27, 1997
---------------------------    and Director
Frederick G. Schriever



/s/ Delbert W. Mullens         Vice Chairman and        March 27, 1997
---------------------------    Director
Delbert W. Mullens



/s/ William H. Hopton          President, Chief         March 27, 1997
---------------------------    Financial Officer
William H. Hopton              and Director



/s/ David A. Widlak            Secretary and Director   March 27, 1997
---------------------------
David A. Widlak



/s/ Frederick G. Berlet        Treasurer and Director   March 27, 1997
---------------------------
Frederick G. Berlet