Form 10-Q
period 1997-03-31
MARGATE INDUSTRIES INC
filed 1997-05-01
CIK 761198

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended      March 31, 1997
                                          -------------------------

                                   OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________


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

As of March 31, 1997, the Company had 4,573,637 shares of its $.005 Par Value Common Stock outstanding.

                        MARGATE INDUSTRIES, INC.

                                FORM 10-Q


                                  INDEX
                                  -----


PART I:     Financial Statements                                   Page(s)
-------     --------------------                                   -------


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


                 Consolidated Income Statement . . . . . . . . . . . . .5


                 Consolidated Statements of Changes in
                   Stockholders' Equity. . . . . . . . . . . . . . . . .6


                 Consolidated Statements of Cash Flows . . . . . . . . .7


                 Notes to Consolidated Financial
                   Statements. . . . . . . . . . . . . . . . . . . . 8-11



Item 2.          Management's Discussion and Analysis of Financial
                   Condition and Results of Operations . . . . . . . . 12



PART II:         Other Information . . . . . . . . . . . . . . . . . . 13
-------          -----------------

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                -----------------------------------------


                                                   March 31     December 31
                                                    1997           1996
                                                  ----------     ----------
                                                  (Unaudited)
ASSETS
------


CURRENT ASSETS

   Cash and cash equivalents                     $    8,890     $    2,086

   Accounts receivable:

      Trade                                         782,578        595,603
      Related party                               1,160,022        990,970


   Notes receivable - related party                  22,250         22,250

   Inventories - parts and supplies                 122,964         32,464

   Prepaid expenses and other                       124,545         84,133

   Prepaid Federal income tax                       168,300        264,300

   Deferred tax asset                                14,300         14,300
                                                 ----------     ----------

         Total Current Assets                     2,403,849      2,006,106

Investment in New Haven Foundry                           0              0

Other                                                46,235         59,135

Notes receivable - related party                     13,350         17,800


PROPERTY, PLANT AND EQUIPMENT
   At cost net of accumulated depreciation
   and amortization of $1,063,705 and
   $981,705 at March 31, 1997 and
   December 31, 1996, respectively                4,171,522      4,112,295
                                                 ----------     ----------

         Total Assets                            $6,634,956     $6,195,336
                                                 ==========     ==========





See Notes to Consolidated Financial Statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS (Continued)
                -----------------------------------------


                                                   March 31     December 31
                                                    1997           1996
                                                  ----------     ----------
                                                  (Unaudited)

LIABILITIES & STOCKHOLDER'S EQUITY
----------------------------------


CURRENT LIABILITIES

   Notes payable                                 $  861,000     $  582,000
   Current portion of long-term debt                202,916        462,914
   Accounts payable                                 537,302        513,071
   Accrued salaries and wages                        47,935         42,000
   Accrued workers' compensation                      6,860          6,654
   Accrued single business tax                            0              0
   Other accrued liabilities                          2,054          2,841
                                                 ----------     ----------

         Total Current Liabilities                1,658,067      1,609,480

DEFERRED TAX LIABILITY                              207,200        207,200

OTHER POSTRETIREMENT BENEFITS                       371,957        371,957

NOTES PAYABLE                                       549,917        344,231

STOCKHOLDERS' EQUITY

   Common stock, $.005 par value per
      share; 25,000,000 shares authorized,
      4,573,637 and 4,573,637 shares issued
      and outstanding at March 31, 1997 and
      December 31, 1996, respectively                22,868         22,868
   Paid in for common stock in excess
      of par value                                7,410,725      7,410,725
   Accumulated deficit                           (3,585,778)    (3,771,125)
                                                 ----------     ----------

         Total Stockholders' Equity               3,847,815      3,662,468

         Total Liabilities and
           Stockholders' Equity                  $6,634,956     $6,195,336
                                                 ==========     ==========









See Notes to Consolidated Financial Statements

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED INCOME STATEMENTS
                -----------------------------------------
                               (Unaudited)
                                                     Three Months Ended
                                                          March 31,
                                                     1997           1996
                                                  ----------     ----------

NET SALES (including related party
   sales and commissions of
   $2,155,408, and $1,950,044
   during the three months ended
   March 31, 1997 and 1996, respectively)        $3,136,841     $2,454,700

COST OF SALES                                     2,570,858      2,065,155
                                                 ----------     ----------

   Gross profit                                     565,983        389,545

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                         256,132        210,156

RELATED PARTY SERVICES AND
   SALES COMMISSIONS                                      0          1,471
                                                 ----------     ----------

   Income from operations                           309,851        177,918

INTEREST AND DIVIDEND INCOME                            876         11,149

INTEREST EXPENSE                                     29,380         13,607
                                                 ----------     ----------

   Net income before income taxes
      and equity in income of
      investee companies                            281,347        175,460

PROVISION FOR FEDERAL INCOME TAXES                   96,000         59,000
                                                 ----------     ----------

   Income before equity in income
      (loss) of investee companies                  185,347        116,460

EQUITY IN INCOME (LOSS) OF
   INVESTEE COMPANIES                                     0        (64,000)
                                                 ----------     ----------

   Net income                                    $  185,347     $   52,460
                                                 ==========     ==========

EARNINGS PER COMMON SHARE:

   Primary                                       $    0.041     $    0.011
   Fully diluted                                 $    0.040     $    0.011







See Notes to Consolidated Financial Statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       ----------------------------------------------------------
                               (Unaudited)

                                                 THREE MONTHS ENDED MARCH 31, 1997

                                COMMON STOCK       PAID IN FOR
                                ------------       COMMON STOCK
                             NUMBER                IN EXCESS OF  ACCUMULATED    STOCKHOLDERS'
                            OF SHARES   AMOUNT      PAR VALUE      DEFICIT         EQUITY
                            ---------   ------      ---------     ---------      -----------

Balance - January 1, 1997   4,573,637  $   22,868   $7,410,725   $(3,771,125)   $3,662,468

Net income                         --          --           --       185,347       185,347
                           ----------  ----------   ----------    ----------    ----------

Balance - March 31, 1997    4,573,637  $   22,868   $7,410,725   $(3,585,778)   $3,847,815
                           ==========  ==========   ==========    ==========    ==========




                                                 THREE MONTHS ENDED MARCH 31, 1996

                                COMMON STOCK       PAID IN FOR
                                ------------       COMMON STOCK
                             NUMBER                IN EXCESS OF  ACCUMULATED    STOCKHOLDERS'
                            OF SHARES    AMOUNT     PAR VALUE      DEFICIT         EQUITY
                            ---------    ------     ---------     ---------      -----------

Balance - January 1, 1996   4,653,637  $   23,268   $7,499,980   $(3,056,324)   $4,466,924

Repurchase of common stock    (50,000)       (250)     (52,402)           --       (52,652)

Net income                         --          --           --        52,460        52,460
                           ----------  ----------   ----------    ----------    ----------

Balance - March 31, 1996    4,603,637  $   23,018   $7,447,578   $(3,003,864)   $4,466,732
                           ==========  ==========   ==========    ==========    ==========










See Notes to Consolidated Financial Statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------
                               (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                     1997           1996
                                                  ----------     ----------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS

OPERATING ACTIVITIES                             $  (81,107)    $  129,539

INVESTING ACTIVITIES:

   Proceeds from sale of securities                      --         12,500
   Purchase of plant and equipment                 (141,227)      (481,912)
                                                 ----------     ----------

Net cash used in investing activities              (141,227)      (469,412)

FINANCING ACTIVITIES:

   Net proceeds from short-term loan                279,000             --
   Purchase of common stock                              --        (52,652)
   Proceeds from issuance of common stock                --             --
   Principal payments under long-term
    obligations                                     (54,312)       (88,483)
   Proceeds from long-term obligations                   --        400,000
   Proceeds from notes receivable                     4,450             --
                                                 ----------     ----------

Net cash provided by (used in)
 financing activities                               229,138        258,865
                                                 ----------     ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                   6,804        (81,008)

CASH AND CASH EQUIVALENTS - Beginning                 2,086        513,700
                                                 ----------     ----------

CASH AND CASH EQUIVALENTS - Ending               $    8,890     $  432,692
                                                 ==========     ==========
















See Notes to Consolidated Financial Statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------

NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES
          The consolidated Balance Sheet as of March 31, 1997 and the related Consolidated Statements of Operations, Changes in Stockholders' Equity, and Cash Flows for the three months ended March 31, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the whole year.

          The notes to the financial statements are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements.

NOTE 2 -  INVESTMENT IN UNCONSOLIDATED COMPANY
          The Company accounts for its 45% investment in New Haven Foundry ("NHF") using the equity method. Summarized financial information of NHF is as follows: (No recognition of Income to Margate will be recorded until NHF achieves positive Stockholders' Equity.)
                                                           NHF
                                                           ---
                                                  March 31,    December 31,
                                                    1997           1996
                                                 ----------     ----------

Assets

   Current assets                               $15,525,209    $14,085,521
   Property, plant and equipment, net
      of accumulated depreciation                12,133,736     12,282,716
   Other assets                                     392,000        392,000
                                                 ----------     ----------

Total Assets                                    $28,050,945    $26,760,237
                                                 ==========     ==========

Liabilities and Stockholders' Equity

   Current liabilities                          $19,934,995    $17,407,355
   Non-current liabilities                        8,805,005     10,325,990
   Stockholders' equity                            (689,055)      (973,108)
                                                 ----------     ----------

Total Liabilities and
 Stockholders' Equity                           $28,050,945    $26,760,237
                                                 ==========     ==========


                                                            NHF
                                                            ---
                                                     Three Months Ended
                                                         March 31,
                                                    1997           1996
                                                 ----------     ----------
Net Sales                                       $15,589,000    $16,711,000
Operating expenses                               15,100,000     16,713,000
                                                 ----------     ----------
   Income (loss)
      before income taxes                           489,000         (2,000)
Income taxes                                        205,000        140,000
                                                 ----------     ----------

   Net income (loss)                             $  284,000     $ (142,000)
                                                 ==========     ==========

Net income (loss) per
   share of common stock                         $     4.31     $    (2.15)
                                                 ==========      =========

NOTE 3 -  DIVIDENDS
          The Company paid dividends for the first two quarters of 1995, but suspended dividends thereafter.

NOTE 4 -  STATEMENTS OF CASH FLOWS
          A reconciliation of net income to net cash flows provided by operating activities is as follows:

                                                    Three Months Ended
                                                         March 31,
                                                        (unaudited)
                                                    1997           1996
                                                 ----------     ----------

Net income                                       $  185,347     $   52,460
Adjustments to reconcile net income to
   net cash from operating activities:
      Equity in (income) loss
         of investee company                             --         64,000

      Depreciation and amortization                  82,000         56,400

      Changes in assets and liabilities:
         Accounts receivable
           - Trade                                 (186,975)       148,277
           - Related parties                       (169,052)      (242,007)
         Inventories                                (90,500)       (19,315)
         Prepaid expenses                           (40,412)        (7,817)
         Prepaid Federal tax                         96,000         59,000
         Other assets                                12,900             --
         Accounts payable                            24,231        128,540
         Accrued workers' compensation                  206       (107,095)
         Accrued single business tax                     --         (1,500)
         Accrued salaries and wages                   5,935         15,708
         Other liabilities                             (787)       (17,112)
                                                 ----------     ----------


           Net cash used by
            operating activities                 $  (81,107)    $  129,539
                                                 ==========     ==========


NOTE 5 -  EARNINGS PER SHARE
          The weighted average number of shares used to compute the net income per shares was 4,583,637 and 4,673,307 fully diluted for the three month periods ended March 31, 1997 and March 31, 1996, respectively.

NOTE 6 -  CONTINGENT LIABILITY
          NHF has received authorization from the Internal Revenue Service to defer funding requirements for its hourly pension plans for the years 1981 through 1984 and 1986. The deferred obligations are being funded over a 15 year period. The Pension Benefit Guaranty Corporation had required that the Company guarantee the deferred obligations and has second and third liens on all Company assets as collateral for the funding waivers. Accordingly, the Company is contingently liable for the following contributions, including interest, to be made by NHF in future years against the deferred portion of the pension obligation.

                         Years                 Annual Contribution
                         -----                 -------------------
                         1997                             191,878
                         1998                             126,209
                     1999 and 2000                         60,422

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

NOTE 8 -  NOTES PAYABLE
          Notes payable consist of the following at March 31, 1997:

          Note payable bank, due in monthly
          principle installments of $7,583,
          plus interest at prime in payment
          of loan guarantee for investment
          in CEDS, uncollateralized, maturing
          December 31, 1998.                             $166,833

          Note payable Ft. Atkinson, due in
          monthly installments of $3,992,
          including interest at 4% through
          July 2003.                                      270,656

          Note payable bank, due in monthly
          installments of $8,300, including
          interest at 9% maturing January 2000.
          The note is collateralized by the
          general assets of the Company.                  315,344
                                                         --------
                                                          752,833

          Less current portion                            202,916
                                                         --------
                                                          549,917
                                                         ========

          Maturities of notes payable obligations are as follows:

          Year ended March 31:
            1998:                    $202,916
            1999:                     196,251
            2000:                     129,635
            2001:                     112,900
            Thereafter                111,131
                                     --------
                                     $752,833
                                     ========

          The Company maintains a bank line of credit of $1,000,000 for working capital requirements. The applicable interest rate is at the prime lending rate, currently 8.5% at March 31, 1997. The line of credit is secured by all accounts receivable, inventories and equipment of the Company. Additionally, certain required financial ratios must be maintained. The Company is in compliance with all covenant requirements as of March 31, 1997. The Company has borrowings against the line of $861,000 and $0 at March 31, 1997 and 1996, respectively.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operation during the periods included in the accompanying consolidated financial statements for the three (3) months ended March 31, 1997.

LIQUIDITY & CAPITAL RESOURCES
-----------------------------

     The Company has prepaid Federal Income Taxes of $168,300 as of March 31, 1997.

     The Company has a consolidated line of credit of $1,000,000 with monthly interest payments at the prime rate with the National Bank of Detroit. The line is collateralized by substantially all assets.
Borrowings as of March 31, 1997 was $861,000.

RESULTS OF OPERATIONS
---------------------

     The Company is reporting year-to-date pre-tax profit on operations of $281,647 for the three months ended March 31, 1997 as compared to a $175,460 for the same period in 1996. Net sales, year-to-date, as of March 31, 1997 were approximately $3,136,841; which represents an increase of 27.8% from 1996 sales through March 31, 1996 of $2,454,700. The Company has recognized equity in the loss of its investee company, NHF of $0 for the three months ended March 31, 1997 compared to a loss of $64,000 for the same period in 1996.

     The cost of sales for the three months ended March 31, 1997 as a percentage of sales was 82.0% as compared to 84.1% for the same period in 1996.

     Selling, General and Administrative for the three months ended March 31, 1997 as a percentage of sales was 8.2% as compared to 8.6% for the same period in 1996.

     Management anticipates comparable results for the next three (3) months of the year.

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

               None

Item 3.   Defaults Upon Senior Securities
          -------------------------------

               None

Item 4.   Submission of Matters to a Vote of Securities Holders
          -----------------------------------------------------

               An Annual Meeting of Shareholders is scheduled for June 30, 1997 for the election of Directors.

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

MARGATE INDUSTRIES, INC.



By: /s/ William H. Hopton
   ---------------------------
     William H Hopton

Date:     May 1, 1997