Form 10-Q
period 1997-06-30
MARGATE INDUSTRIES INC
filed 1997-08-06
CIK 761198

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended             June 30, 1997
                                   -----------------------------------
                                   OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                                ---------------------  -------------------

                     Commission File Number 0-13817


                        MARGATE INDUSTRIES, INC.
          ----------------------------------------------------
         (Exact name of registrant as specified in its charter)


        Delaware                                 84-8963939
----------------------------          ----------------------------------
(State or other jurisdiction         (I.R.S. Employer Identification No.)
of incorporation or organization)


129 N. Main Street      Yale, Michigan                            48097
---------------------------------------                         ---------
(Address of principal executive offices)                       (Zip Code)


  (Registrant's telephone number, including area code) (810) 387-4300
                                                       ----------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                      Yes   X    No
                                                          -----     -----

As of June 30, 1997, the Company had 4,573,637 shares of its $.005 Par Value Common Stock outstanding.

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


                 Consolidated Statements of Cash Flows . . . . . . . . .7


                 Notes to Consolidated Financial
                   Statements. . . . . . . . . . . . . . . . . . . . 8-11



Item 2.          Management's Discussion and Analysis of Financial
                   Condition and Results of Operations . . . . . . . . 12



PART II:         OTHER INFORMATION . . . . . . . . . . . . . . . . . . 13
-------          -----------------

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                -----------------------------------------


                                                  June 30      December 31
                                                   1997           1996
                                                 --------       --------
                                                (Unaudited)
ASSETS
------

CURRENT ASSETS

   Cash and cash equivalents                     $    4,832     $    2,086

   Accounts receivable:

      Trade                                         982,101        595,603
      Related party                               1,236,866        990,970


   Notes receivable - related party                  22,250         22,250

   Inventories - parts and supplies                  91,464         32,464

   Prepaid expenses and other                       180,317         84,133

   Prepaid Federal income tax                             0        264,300

   Deferred tax asset                                14,300         14,300
                                                 ----------     ----------

         Total Current Assets                     2,532,130      2,006,106

Investment in New Haven Foundry                           0              0

Other                                                43,864         59,135

Notes receivable - related party                      8,900         17,800


PROPERTY, PLANT AND EQUIPMENT
   At cost net of accumulated depreciation
   and amortization of $1,145,705 and
   $981,705 at June 30, 1997 and
   December 31, 1996, respectively                4,119,750      4,112,295
                                                 ----------     ----------

         Total Assets                            $6,704,644     $6,195,336
                                                 ==========     ==========





See Notes to Consolidated Financial Statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS (Continued)
               ------------------------------------------


                                                  June 30,      December 31,
                                                   1997            1996
                                                 ----------     ----------
                                                 (Unaudited)

LIABILITIES & STOCKHOLDER'S EQUITY
----------------------------------

CURRENT LIABILITIES

   Notes payable                                 $  854,000     $  582,000
   Current portion of long-term debt                204,978        462,914
   Accounts payable                                 387,556        513,071
   Accrued salaries and wages                        53,234         42,000
   Accrued workers' compensation                      9,650          6,654
   Accrued single business tax                        5,582              0
   Accrued federal income tax                       122,570              0
   Other accrued liabilities                          6,131          2,841
                                                 ----------     ----------

         Total Current Liabilities                1,643,701      1,609,480

DEFERRED TAX LIABILITY                              207,200        207,200

OTHER POSTRETIREMENT BENEFITS                       371,957        371,957

NOTES PAYABLE                                       501,132        344,231

STOCKHOLDERS' EQUITY

   Common stock, $.005 par value per
      share; 25,000,000 shares authorized,
      4,573,637 and 4,573,637 shares issued
      and outstanding at June 30, 1997 and
      December 31, 1996, respectively                22,868         22,868
   Paid in for common stock in excess
      of par value                                7,410,725      7,410,725
   Accumulated deficit                           (3,452,939)    (3,771,125)
                                                 ----------     ----------

         Total Stockholders' Equity               3,980,654      3,662,468

         Total Liabilities and
           Stockholders' Equity                  $6,704,644     $6,195,336
                                                 ==========     ==========








See Notes to Consolidated Financial Statements

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED INCOME STATEMENTS
                -----------------------------------------
                               (Unaudited)


                                  Three Months Ended     Six Months Ended
                                       June 30,               June 30,
                                   1997        1996       1997        1996
                                 --------    --------   --------    --------

NET SALES (including related
  party sales and commissions
  of $3,927,285, and
  $3,746,486 during the
  six months ended June
  30, 1997 and 1996,
  respectively)                 $3,010,330  $2,218,308 $6,147,171 $4,673,008

COST OF SALES                    2,528,606   1,888,443  5,099,464  3,953,598
                                ----------  ---------- ---------- ----------

  Gross profit                     481,724     329,865  1,047,707    719,410

GENERAL AND ADMINISTRATIVE
  EXPENSES                         231,928     215,573    488,060    425,729

RELATED PARTY SERVICES AND
  SALES COMMISSIONS                 10,808           0     10,808      1,471
                                ----------  ---------- ---------- ----------

  Income from operations           238,988     114,292    548,839    292,210

INTEREST AND DIVIDEND INCOME           789       5,179      1,665     16,328

INTEREST EXPENSE                    31,938      12,868     61,318     26,475
                                ----------  ---------- ---------- ----------

  Net income before income
    taxes and equity in
    income of investee
    companies                      207,839     106,603    489,186    282,063

PROVISION FOR FEDERAL
  INCOME TAXES                      75,000      36,000    171,000     95,000
                                ----------  ---------- ---------- ----------

  Income before equity in
    income (loss) of
    investee companies             132,839      70,603    318,186    187,063

EQUITY IN INCOME (LOSS) OF
  INVESTEE COMPANIES                     0      79,000          0     15,000
                                ----------  ---------- ---------- ----------

  Net income                    $  132,839  $  149,603 $  318,186 $  202,063
                                ==========  ========== ========== ==========

EARNINGS PER COMMON SHARE:

  Primary                       $    0.029  $    0.033   $  0.070   $  0.044
  Fully diluted                 $    0.029  $    0.032   $  0.069   $  0.043






See Notes to Consolidated Financial Statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       ----------------------------------------------------------
                               (Unaudited)



                                                   SIX MONTHS ENDED JUNE 30, 1997

                                COMMON STOCK       PAID IN FOR
                              ----------------     COMMON STOCK
                            NUMBER OF              IN EXCESS OF     ACCUMULATED    STOCKHOLDERS'
                             SHARES      AMOUNT      PAR VALUE        DEFICIT         EQUITY
                            --------    --------    -----------      ---------      --------
Balance - January 1, 1997   4,573,637   $   22,868   $7,410,725      $(3,771,125)   $3,662,468

Net income                         --           --           --          318,186       318,186
                           ----------   ----------   ----------       ----------    ----------

Balance - June 30, 1997     4,573,637   $   22,868   $7,410,725       $(3,452,939)  $3,980,654
                           ==========   ==========   ==========       ==========    ==========

                                                    SIX MONTHS ENDED JUNE 30, 1996

                                COMMON STOCK        PAID IN FOR
                              ----------------      COMMON STOCK
                            NUMBER OF               IN EXCESS OF      ACCUMULATED   STOCKHOLDERS'
                             SHARES       AMOUNT      PAR VALUE         DEFICIT        EQUITY
                            --------     --------    -----------       ---------      --------
Balance - January 1, 1996   4,653,637   $   23,268   $7,499,980       $(3,056,324)  $4,466,924

Repurchase of common
 stock                       (100,000)        (500)    (103,156)               --     (103,656)

Net income                         --           --           --           202,063      202,063
                           ----------   ----------   ----------        ----------   ----------

Balance - June 30, 1996     4,553,637   $   22,768   $7,396,824       $(2,854,261)  $4,565,331
                           ==========   ==========   ==========        ==========   ==========











See Notes to Consolidated Financial Statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------
                               (Unaudited)

                                                      Six Months Ended
                                                           June 30,
                                                     1997           1996
                                                  ----------     ----------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS

OPERATING ACTIVITIES                             $   (5,664)    $  498,030

INVESTING ACTIVITIES:

   Proceeds from sale of securities                      --         12,500
   Purchase of plant and equipment                 (171,455)      (991,423)
                                                 ----------     ----------

Net cash used in investing activities              (171,455)      (978,923)

FINANCING ACTIVITIES:

   Net proceeds from short term loan                272,000             --
   Purchase of common stock                              --       (103,656)
   Principal payments under long-term
      obligations                                  (101,035)      (133,590)
   Proceeds from long-term obligations                   --        400,000
   Proceeds from notes receivable                     8,900             --
                                                 ----------     ----------

Net cash provided by (used in)
   financing activities                             179,865        162,754
                                                 ----------     ----------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                               2,746       (318,139)

CASH AND CASH EQUIVALENTS - Beginning                 2,086        513,700
                                                 ----------     ----------

CASH AND CASH EQUIVALENTS - Ending               $    4,832      $ 195,561
                                                 ==========     ==========
















See Notes to Consolidated Financial Statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
          The consolidated Balance Sheet as of June 30, 1997 and the related Consolidated Statements of Operations, Changes in Stockholders' Equity, and Cash Flows for the six months ended June 30, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. The results of operations for the six months ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the whole year.

          The notes to the financial statements are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements.

NOTE 2 - INVESTMENT IN UNCONSOLIDATED COMPANY
          The Company accounts for its 45% investment in New Haven Foundry ("NHF") using the equity method. Summarized financial information of NHF is as follows: (No recognition of Income to Margate will be recorded until NHF achieves positive Stockholders' Equity.)
                                                          NHF
                                                          ---
                                                 June 30,      December 31,
                                                   1997           1996
                                                ----------     ----------

Assets

   Current assets                               $17,254,170    $14,085,521
   Property, plant and equipment, net
      of accumulated depreciation                11,932,440     12,282,716
   Other assets                                           0        392,000
                                                 ----------     ----------

Total Assets                                    $29,186,610    $26,760,237
                                                 ==========     ==========

Liabilities and Stockholders' Equity

   Current liabilities                          $21,012,218    $17,407,355
   Non-current liabilities                        9,133,631     10,325,990
   Stockholders' equity                            (959,239)      (973,108)
                                                 ----------     ----------

Total Liabilities and Stockholders'
   Equity                                       $29,186,610    $26,760,237
                                                 ==========     ==========


                                                          NHF
                                                          ---
                                                    Six Months Ended
                                                        June 30,
                                                   1997           1996
                                                ----------     ----------

Net Sales                                       $30,668,000    $31,943,000
Operating expenses                               30,419,000     31,650,000
                                                 ----------     ----------
   Income (loss)
      before income taxes                           249,000        293,000
Income taxes                                        235,000        260,000
                                                 ----------     ----------

   Net income (loss)                             $   14,000     $   33,000
                                                 ==========     ==========

Net income (loss) per
   share of common stock                         $     0.21     $     0.50
                                                 ==========     ==========

NOTE 3 - DIVIDENDS
          The Company paid dividends for the first two quarters of 1995, but suspended dividends thereafter.

NOTE 4 - STATEMENTS OF CASH FLOWS
          A reconciliation of net income to net cash flows provided by operating activities is as follows:

                                                     Six Months Ended
                                                         June 30,
                                                        (unaudited)
                                                    1997           1996
                                                 ----------     ----------

Net income                                       $  318,186     $  202,063
Adjustments to reconcile net income to
   net cash from operating activities:
      Equity in (income) loss
         of investee companies                           --        (15,000)

      Depreciation and amortization                 164,000        120,800

      Changes in assets and liabilities:
         Accounts receivable
           - Trade                                 (386,498)       176,113
           - Related parties                       (245,896)        34,866
         Inventories                                (59,000)       (13,270)
         Prepaid expenses                           (96,184)         6,262
         Prepaid Federal tax                        264,300         95,000
         Other assets                                15,271             --
         Accounts payable                          (125,515)       (22,330)
         Accrued workers' compensation                2,996       (104,131)
         Accrued single business tax                  5,582         (1,000)
         Accrued salaries and wages                  11,234         31,941
         Accrued income tax                         122,570             --
         Other liabilities                            3,290        (13,284)
                                                 ----------     ----------

          Net cash provided (used) by
           operating activities                  $   (5,664)    $  498,030
                                                 ==========     ==========

NOTE 5 - EARNINGS PER SHARE
          The weighted average number of shares used to compute the net income per shares was 4,593,637 and 4,689,928 fully diluted for the six month periods ended June 30, 1997 and June 30, 1996, respectively.

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

NOTE 8 - NOTES PAYABLE
          Notes payable consist of the following at June 30, 1997:

          Note payable bank, due in monthly
          principle installments of $7,583,
          plus interest at prime in payment
          of loan guarantee for investment
          in CEDS, uncollateralized, maturing
          December 31, 1998.                             $144,083

          Note payable Ft. Atkinson, due in
          monthly installments of $3,992,
          including interest at 4% through
          July 2003.                                      264,466

          Note payable bank, due in
          monthly installments of $8,300,
          including interest at 9% maturing
          January 2000.  The note is
          collateralized by the general
          assets of the Company.                          297,561
                                                         --------
                                                          706,110
          Less current portion                            204,978
                                                         --------
                                                          501,132
                                                         ========

          Maturities of notes payable obligations are as follows:

          Year ended June 30:
            1998:                         $204,978
            1999:                          175,737
            2000:                          132,059
            2001:                           89,834
            Thereafter                     103,502
                                          --------
                                          $706,110
                                          ========

          The Company maintains a bank line of credit of $1,300,000 for working capital requirements. The applicable interest rate is at the prime lending rate, currently 8.5% at June 30, 1997. The line of credit is secured by all accounts receivable, inventories and equipment of the Company. Additionally, certain required financial ratios must be maintained. The Company is in compliance with all covenant requirements as of June 30, 1997. The Company has borrowings against the line of $854,000 and $0 at June 30, 1997 and 1996, respectively.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operation during the periods included in the accompanying consolidated financial statements for the six (6) months ended June 30, 1997.

LIQUIDITY & CAPITAL RESOURCES
-----------------------------

     The Company has a consolidated line of credit of $1,300,000 with monthly interest payments at the prime rate with the National Bank of Detroit. The line is collateralized by substantially all assets.
Borrowings as of June 30, 1997 was $854,000.

RESULTS OF OPERATIONS
---------------------

     The Company is reporting year-to-date pre-tax profit on operations of $489,186 for the six months ended June 30, 1997 as compared to a $282,063 for the same period in 1996. Net sales, year-to-date, as of June 30, 1997 were approximately $6,147,171; which represents an increase of 31.5% from 1996 sales through June 30, 1996 of $4,673,008. The Company has recognized equity in the loss of its investee company, NHF of $0 for the six months ended June 30, 1997 compared to a profit of $15,000 for the same period in 1996.

     The cost of sales for the six months ended June 30, 1997 as a percentage of sales was 83.0% as compared to 84.6% for the same period in 1996.

     Selling, General and Administrative for the six months ended June 30, 1997 as a percentage of sales was 7.9% as compared to 9.1% for the same period in 1996.

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

          None

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          None

Item 4.   Submission of Matters to a Vote of Securities Holders
          -----------------------------------------------------

          An Annual Meeting of Shareholders was held on June 30, 1997 for the election of Directors.

Item 5.   Other Information
          -----------------

          None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          None

                               SIGNATURES
                               -----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MARGATE INDUSTRIES, INC.



By: /s/ William H. Hopton
   ---------------------------
     William H Hopton

Date:     July 28, 1997