Form 10-Q
period 1997-09-30
MARGATE INDUSTRIES INC
filed 1997-10-23
CIK 761198

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended     September 30, 1997
                                    ---------------------------
                                   OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from              to
                                         -----------    ------------

                     Commission File Number 0-13817


                        MARGATE INDUSTRIES, INC.
   -------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


        Delaware                                 84-8963939
----------------------------          -----------------------------------
(State or other jurisdiction         (I.R.S. Employer Identification No.)
of incorporation or organization)


129 N. Main Street      Yale, Michigan                            48097
----------------------------------------                       ----------
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

As of September 30, 1997, the Company had 4,573,637 shares of its $.005 Par Value Common Stock outstanding.

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


                                                 September 30,  December 31,
                                                     1997           1996
                                                  ----------     ----------
                                                  (Unaudited)

ASSETS
------


CURRENT ASSETS

   Cash and cash equivalents                      $    8,843     $    2,086

   Accounts receivable:

      Trade                                          522,817        595,603
      Related party                                  993,923        990,970

   Notes receivable - related party                   22,250         22,250

   Inventories - parts and supplies                   69,964         32,464

   Prepaid expenses and other                         74,147         84,133

   Prepaid Federal income tax                              0        264,300

   Deferred tax asset                                 14,300         14,300
                                                  ----------     ----------

         Total Current Assets                      1,706,244      2,006,106

Investment in New Haven Foundry                            0              0

Other                                                 43,864         59,135

Notes receivable - related party                       4,450         17,800


PROPERTY, PLANT AND EQUIPMENT
   At cost net of accumulated depreciation
   and amortization of $1,226,705 and
   $981,705 at September 30, 1997 and
   December 31, 1996, respectively                 4,081,461      4,112,295
                                                  ----------     ----------

         Total Assets                             $5,836,019     $6,195,336
                                                  ==========     ==========



See Notes to Consolidated Financial Statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS (Continued)
                -----------------------------------------


                                                 September 30,  December 31,
                                                     1997           1996
                                                  ----------     ----------
                                                  (Unaudited)

LIABILITIES & STOCKHOLDER'S EQUITY
----------------------------------

CURRENT LIABILITIES

   Notes payable                                  $ 332,000     $  582,000
Current portion of long-term debt                   204,089        462,914
   Accounts payable                                 424,602        513,071
   Accrued salaries and wages                        41,538         42,000
   Accrued workers' compensation                     12,650          6,654
   Accrued single business tax                       30,182              0
   Accrued federal income tax                         6,570              0
   Other accrued liabilities                         11,113          2,841
                                                 ----------     ----------

         Total Current Liabilities                1,062,744      1,609,480

DEFERRED TAX LIABILITY                              207,200        207,200

OTHER POSTRETIREMENT BENEFITS                       371,957        371,957

NOTES PAYABLE                                       447,909        344,231

STOCKHOLDERS' EQUITY

   Common stock, $.005 par value per
      share; 25,000,000 shares authorized,
      4,573,637 and 4,573,637 shares issued
      and outstanding at September 30, 1997
      and December 31, 1996, respectively            22,868         22,868
   Paid in for common stock in excess
      of par value                                7,410,725      7,410,725
   Accumulated deficit                           (3,687,384)    (3,771,125)
                                                 ----------     ----------

         Total Stockholders' Equity               3,746,209      3,662,468

         Total Liabilities and
           Stockholders' Equity                  $5,836,019     $6,195,336
                                                 ==========     ==========




See Notes to Consolidated Financial Statements

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED INCOME STATEMENTS
                -----------------------------------------
                               (Unaudited)


                                      Three Months Ended          Nine Months Ended
                                        September 30,               September 30,
                                      1997          1996          1997          1996
                                    --------      --------      --------      --------
NET SALES (including related
  party sales and commissions
  of $5,144,645, and $5,405,943
  during the nine months ended
  September 30, 1997 and 1996,
  respectively)                    $1,885,119    $2,194,788    $8,032,290    $6,867,796

COST OF SALES                       1,968,191     2,489,844     7,067,655     6,443,442
                                   ----------    ----------    ----------    ----------

  Gross profit                        (83,072)     (295,056)      964,635       424,354

GENERAL AND ADMINISTRATIVE
  EXPENSES                            240,465       218,603       728,525       644,332

RELATED PARTY SERVICES AND
  SALES COMMISSIONS                         0             0        10,808         1,471
                                   ----------    ----------    ----------    ----------

  Income from operations             (323,537)     (513,659)      225,302      (221,449)

INTEREST AND DIVIDEND INCOME              662         4,068         2,327        30,396

INTEREST EXPENSE                       27,570        18,157        88,888        44,832
                                   ----------    ----------    ----------    ----------

  Net income before income
    taxes and equity in income
    of investee companies            (350,445)     (527,748)      138,741      (235,885)

PROVISION FOR FEDERAL
 INCOME TAXES                         116,000       178,000        55,000        83,000
                                   ----------    ----------    ----------    ----------

  Income before equity in income
    (loss) of investee companies     (234,445)     (349,748)       83,741      (162,685)

EQUITY IN INCOME (LOSS) OF
  INVESTEE COMPANIES                        0      (159,000)            0      (144,000)
                                   ----------    ----------    ----------    ----------

  Net income                       $ (234,445)   $ (508,748)   $   83,741    $ (306,685)
                                   ==========    ==========    ==========    ==========

EARNINGS PER COMMON SHARE:

  Primary                          $   (0.051)   $   (0.112)   $    0.018    $   (0.067)
  Fully diluted                    $   (0.051)   $   (0.110)   $    0.018    $   (0.066)

See Notes to Consolidated Financial Statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       ----------------------------------------------------------
                               (Unaudited)


                                                   NINE MONTHS ENDED SEPTEMBER 30, 1997

                                COMMON STOCK       PAID IN FOR
                              ----------------     COMMON STOCK
                            NUMBER OF              IN EXCESS OF     ACCUMULATED    STOCKHOLDERS'
                             SHARES      AMOUNT      PAR VALUE        DEFICIT         EQUITY
                            --------    --------    -----------      ---------      --------
Balance - January 1, 1997   4,573,637   $   22,868   $7,410,725      $(3,771,125)   $3,662,468

Net income                         --           --           --           83,741        83,741
                           ----------   ----------   ----------       ----------    ----------

Balance -
  September 30, 1997        4,573,637   $   22,868   $7,410,725      $(3,687,384)   $3,746,209
                           ==========   ==========   ==========       ==========    ==========

                                                    NINE MONTHS ENDED SEPTEMBER 30, 1996

                                COMMON STOCK        PAID IN FOR
                              ----------------      COMMON STOCK
                            NUMBER OF               IN EXCESS OF      ACCUMULATED   STOCKHOLDERS'
                             SHARES       AMOUNT      PAR VALUE         DEFICIT        EQUITY
                            --------     --------    -----------       ---------      --------
Balance - January 1, 1996   4,653,637   $   23,268   $7,499,980       $(3,056,324)  $4,466,924

Repurchase of common
 stock                       (100,000)        (500)    (103,156)               --     (103,656)

Net income                         --           --           --          (306,685)    (306,685)
                           ----------   ----------   ----------        ----------   ----------

Balance -
 September 30, 1996         4,553,637   $   22,768   $7,396,824       $(3,363,009)  $4,056,583
                           ==========   ==========   ==========        ==========   ==========













See Notes to Consolidated Financial Statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------
                               (Unaudited)

                                                      Nine Months Ended
                                                        September 30,
                                                     1997           1996
                                                  ----------     ----------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS

OPERATING ACTIVITIES                             $  612,750     $(169,590)

INVESTING ACTIVITIES:

   Proceeds from sale of securities                      --        152 713
   Purchase of plant and equipment                 (214,166)    (1,308,901)
                                                 ----------     ----------

Net cash used in investing activities              (214,166)    (1,156,188)

FINANCING ACTIVITIES:

   Net proceeds from line of credit (net)          (250,000)       428,000
   Purchase of common stock                              --       (103,656)
   Principal payments under
      long-term obligations                        (155,147)      (182,151)
   Proceeds from long-term obligations                   --        692,000
   Proceeds from notes receivable                    13,350          8,900
                                                 ----------     ----------

Net cash provided by (used in)
 financing activities                              (391,797)       843,093
                                                 ----------     ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                   6,757       (482,685)

CASH AND CASH EQUIVALENTS - Beginning                 2,086        513,700
                                                 ----------     ----------

CASH AND CASH EQUIVALENTS - Ending               $    8,843     $   31,015
                                                 ==========     ==========













See Notes to Consolidated Financial Statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
          The consolidated Balance Sheet as of September 30, 1997 and the related Consolidated Statements of Operations, Changes in Stockholders' Equity, and Cash Flows for the nine months ended September 30, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. The results of operations for the nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the whole year.

          The notes to the financial statements are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements.

NOTE 2 - INVESTMENT IN UNCONSOLIDATED COMPANY
          The Company accounts for its 45% investment in New Haven Foundry ("NHF") using the equity method. Summarized financial information of NHF is as follows: (No recognition of Income to Margate will be recorded until NHF achieves positive Stockholders' Equity.)
                                                          NHF
                                                          ---
                                               September 30,  December 31,
                                                   1997           1996
                                                ----------     ----------
Assets

   Current assets                               $14,570,468    $14,085,521
   Property, plant and equipment, net
      of accumulated depreciation                11,695,543     12,282,716
   Other assets                                           0        392,000
                                                 ----------     ----------

Total Assets                                    $26,266,011    $26,760,237
                                                 ==========     ==========

Liabilities and Stockholders' Equity

   Current liabilities                          $19,419,526    $17,407,355
   Non-current liabilities                        8,776,668     10,325,990
   Stockholders' equity                          (1,930,183)      (973,108)
                                                 ----------     ----------

Total Liabilities and
 Stockholders' Equity                           $26,266,011    $26,760,237
                                                 ==========     ==========


                                                           NHF
                                                           ---
                                                    Nine Months Ended
                                                      September 30,
                                                   1997           1996
                                                ----------     ----------

Net Sales                                       $40,146,000    $46,391,000
Operating expenses                               40,870,000     46,332,000
                                                 ----------     ----------
   Income (loss)
      before income taxes                          (724,000)        59,000
Income taxes                                        234,000        380,000
                                                 ----------     ----------

   Net income (loss)                             $ (958,000)    $ (321,000)
                                                 ==========     ==========

Net income (loss) per
   share of common stock                         $   (14.52)    $    (4.87)
                                                 ==========     ==========

NOTE 3 - DIVIDENDS
          The Company paid dividends for the first two quarters of 1995, but suspended dividends thereafter.

NOTE 4 - STATEMENTS OF CASH FLOWS
          A reconciliation of net income to net cash flows provided by operating activities is as follows:

                                                     Nine Months Ended
                                                       September 30,
                                                        (unaudited)
                                                    1997           1996
                                                 ----------     ----------

Net income                                       $   83,741     $ (306,685)
Adjustments to reconcile net income to
   net cash from operating activities:
      Equity in (income) loss
         of investee companies                           --        144,000

      Depreciation and amortization                 245,000        185,200

      Changes in assets and liabilities:
         Accounts receivable
           - Trade                                   72,786         48,184
           - Related parties                         (2,953)      (581,822)
         Inventories                                (37,500)        (7,510)
         Prepaid expenses                             9,986         50,385
         Prepaid Federal tax                        264,300         (5,886)
         Other assets                                15,271          2,184
         Accounts payable                           (88,469)       373,302
         Accrued workers' compensation                5,996        (97,143)
         Accrued single business tax                 30,182         (1,000)
         Accrued salaries and wages                    (462)        43,284
         Accrued income tax                           6,570             --
         Other liabilities                            8,272        (16,083)
                                                 ----------     ----------

           Net cash provided (used) by
            operating  activities                $  612,720     $ (169,590)
                                                 ==========     ==========


NOTE 5 - EARNINGS PER SHARE
          The weighted average number of shares used to compute the net income per shares was 4,593,637 and 4,624,385 fully diluted for the nine month periods ended September 30, 1997 and September 30, 1996, respectively.

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

NOTE 8 - NOTES PAYABLE
          Notes payable consist of the following at September 30, 1997:

          Note payable bank, due in monthly
          principle installments of $7,583,
          plus interest at prime in
          payment of loan guarantee for
          investment in CEDS, uncollateralized,
          maturing December 31, 1998.                    $121,333

          Note payable Ft. Atkinson, due in
          monthly installments of $3,992,
          including interest at 4% through
          July 2003.                                      251,301

          Note payable bank, due in monthly
          installments of $8,300, including
          interest at 9% maturing January 2000.
          The note is collateralized by the
          general assets of the Company.                  279,364
                                                        ---------
                                                          651,998
          Less current portion                            204,089
                                                        ---------
                                                          447,909
                                                        =========

          Maturities of notes payable obligations are as follows:

          Year ended September 30:
            1998:                              $204,089
            1999:                               155,266
            2000:                               134,533
            2001:                                66,243
            Thereafter                           91,867
                                               --------
                                               $651,998
                                               ========

          The Company maintains a bank line of credit of $1,300,000 for working capital requirements. The applicable interest rate is at the prime lending rate, currently 8.5% at September 30, 1997.
          The line of credit is secured by all accounts receivable, inventories and equipment of the Company. Additionally, certain required financial ratios must be maintained. The Company is in compliance with all covenant requirements as of September 30, 1997. The Company has borrowings against the line of $332,000 and $428,000 at September 30, 1997 and 1996, respectively.

NOTE 9 - OTHER MATTERS
          The Company repurchased 100,000 shares of its common stock in the open market. The shares have been returned to treasury.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operation during the periods included in the accompanying consolidated financial statements for the nine (9) months ended September 30, 1997.

FORWARD-LOOKING STATEMENTS MAY NOT PROVE ACCURATE
-------------------------------------------------

     When used in this Form 10-QSB, the words "anticipate," "estimate," "expect," "project," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that the Company's projected sales, revenues and contract negotiations are not realized. Should one or more of these uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

LIQUIDITY & CAPITAL RESOURCES
-----------------------------

     The Company has a consolidated line of credit of $1,300,000 with monthly interest payments at the prime rate with the National Bank of Detroit. The line is collateralized by substantially all assets.
Borrowings as of September 30, 1997 was $332,000.

RESULTS OF OPERATIONS
---------------------

     The Company is reporting year-to-date pre-tax profit on operations of $138,741 for the nine months ended September 30, 1997 as compared to a $(245,685) loss for the same period in 1996. Net sales, year-to-date, as of September 30, 1997 were approximately $8,032,290; which represents an increase of 17.0% from 1996 sales through September 30, 1996 of $6,867,796. The Company has recognized equity in the loss of its investee company, NHF of $0 for the nine months ended September 30, 1997 compared to a loss of $144,000 for the same period in 1996.

     The cost of sales for the six months ended September 30, 1997 as a percentage of sales was 88.0% as compared to 93.8% for the same period in 1996.

     Selling, General and Administrative for the nine months ended September 30, 1997 as a percentage of sales was 9.1% as compared to 9.4% for the same period in 1996.

     Sales for the third quarter were down compared to the first two (2) quarters of 1997 due to union problems, inefficiencies and excess scrape at the Company's main customer.

     Management anticipates improved results for the fourth quarter of the year based on projected increased sales and a new union contract at the Company's main customer.

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

MARGATE INDUSTRIES, INC.



By: /s/ William H. Hopton
   ------------------------------
     William H. Hopton

Date:     October 23, 1997