Form 10-K405
period 1997-12-31
MARGATE INDUSTRIES INC
filed 1998-03-30
CIK 761198

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

              For the fiscal year ended  DECEMBER 31, 1997
                                        ------------------------------
                                   or

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

        For the transition period from    N/A     to    N/A
                                      -----------   -----------

                Commission File Number      0-13817
                                       ------------------------

                        MARGATE INDUSTRIES, INC.
          -----------------------------------------------------
         (Exact Name of Registrant as specified in its Charter)

                DELAWARE                        84-8963939
     ------------------------------     ----------------------------
     State or Other Jurisdiction of     (IRS Employer Identification
     Incorporation or Organization               Number)

              129 NORTH MAIN STREET, YALE, MICHIGAN  48097
          -----------------------------------------------------
          (Address of Principal Executive Offices)   (Zip Code)

   Registrant's Telephone Number, including area code  (810) 387-4300
                                                       ---------------

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

At February 27, 1998, 4,573,637 shares of Common Stock , no par value, were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant on that date was approximately $1,444,632.

Documents incorporated by reference:  NONE

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                          Yes  X       No
                             ------      -----

Page 1 of 46 pages                       Exhibits are indexed on page 19.

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

     On March 24, 1998, the Company sold its 45% ownership in NHF to Wesley Industries, Inc. Terms of the agreement were an initial payment of $1.5 million and an additional $3.5 million paid in quarterly installments.

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

          (vii) MAJOR CUSTOMERS. The following table sets forth information concerning customers, or any group of customers under common control, or customers which are affiliates of each other, to which sales were made by the Company during the fiscal year ended December 31, 1997, in an amount which equals 10% or more of the Company's revenue and the Company's relationship to each:

                               RELATIONSHIP                PERCENT
                                   TO         AMOUNT OF    OF TOTAL
           CUSTOMER              COMPANY       REVENUE     REVENUE
           --------              -------       -------     -------

     New Haven Foundry, Inc.    Subsidiary    $7,009,951    66.9%
     John Deere                 None          $1,777,000    17.0%

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

  As more fully described in Note 16 of the Financial Statements, NHF, the Company's 45% owned subsidiary, is reporting the following contingencies in relation to environmental problems:

  The Company was party to an action brought by PIRGIM and the United States of America ("U.S."), which claimed that the Company discharged potentially contaminated water into a stream which flowed to settling ponds maintained by the Company, in violation of the Federal Clean Water Act. In addition, the Company was also party to an action brought by the U.S. and the Michigan Department of Environmental Quality ("MDEQ") that claimed that the Company violated environmental laws pertaining to air and waste issues, including used foundry sand on its property. During 1997, the Company reached an agreement with the respective parties to settle the litigation and obtained a finalized consent decree dated February 11, 1997. The consent decree requires the Company to pay civil fines of $420,000 in four annual installments commencing June 1998, plus accrued interest at a rate determined by the U.S. Treasury, as well as incur costs associated with the remediation of the Company's landfill by the year ended December 2000. As of December 31, 1997, the Company has included the outstanding balance due as part of the environmental reserves liability in the accompanying balance sheets.

  The Company has identified several options to remediate the landfill sand, including on-site treatment or capping in place. Costs associated with these alternatives are estimated at $2.1 to $2.5 million.
Accordingly, as of December 31, 1997, the Company has recorded $2.5 million as an environmental reserve in the accompanying balance sheets. The estimate of the range assumes that the additional portions of the sand pile will contain heavy metals which exceed environmental standards. Although the ultimate outcome of this matter is not known at this time, in the basis of investigations performed to date by the Company and its environmental consultants, the Company does not believe that any additional costs associated with remedial action, in excess of the reserves already provided, will ultimately have a materially adverse impact on the Company's financial position or future results of operations.

       (xiii) EMPLOYEES. As of December 31, 1997, the Company had approximately 225 hourly employees and 21 salaried employees at Yale Industries, Fort Atkinson Industries and Margate Industries. None of these employees are presently represented by a union. The Company also used approximately 50 employees from employee leasing service companies.

  (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES. The Company has no operations in foreign countries and no portion of its sales or revenues is derived from customers in foreign countries except Yale had sales of approximately $0 in 1997, $19,133 in 1996 and $1,300 in 1995 to Western Foundry, a Canadian company and $0 in 1997, $122,500 in 1996 and $53,200 in 1995 to Ford of Canada.

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

                                                      BID PRICE
                                                  -------------------
                                                    HIGH        LOW
                                                    -----      -----

     Quarter ended March 31, 1997                   $0.84      $0.63
     Quarter ended June 30, 1997                    $0.84      $0.72
     Quarter ended September 30, 1997               $1.06      $0.69
     Quarter ended December 31, 1997                $0.66      $0.41

     Quarter ended March 31, 1996                   $1.25      $0.88
     Quarter ended June 30, 1996                    $1.06      $0.78
     Quarter ended September 30, 1996               $1.25      $0.91
     Quarter ended December 31, 1996                $1.16      $0.44

     Quarter ended March 31, 1995                   $2.56      $1.75
     Quarter ended July 30, 1995                    $2.00      $1.38
     Quarter ended September 30, 1995               $1.63      $1.06
     Quarter ended December 31, 1995                $1.19      $0.75


     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The approximate number of holders of record or the Company's common stock at February 27, 1998 was 466.

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

(In Thousands, Except for Share Data)

                                        Year Ended December 31
                            -----------------------------------------------

                              1997     1996      1995       1994      1993
                             ------   ------    ------     ------    ------

Net sales                   $10,472  $ 9,442   $ 9,311    $ 8,486   $ 8,183

Net income (loss)           $   149  $  (773)  $(1,744)   $ 1,445   $ 1,246

Net income (loss)
 per common share           $  0.03  $ (0.17)  $ (0.37)   $  0.31   $  0.27

Dividends declared
 per common share           $     0  $     0   $0.0300    $0.0525   $0.0425

Total assets                $ 6,221  $ 6,195   $ 5,465    $ 7,328   $ 6,162

Long-term debt              $   412  $   344   $   184    $    26   $     -

Stockholders' equity        $ 3,811  $ 3,662   $ 4,465    $ 6,392   $ 5,068

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

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

     The current and quick ratios, which provide an indication of the Company's short-term assets in relation to its short-term obligations, for the comparable periods are as follows:

                                         1997             1996
                                       --------         --------

      Working Capital                 $ 783,440        $ 396,626

      Current Ratio                     1.58 : 1        1.25 : 1

      Quick Assets (Cash, Securities
        and Receivables)              $1,975,062       $1,588,659

      Quick Ratio                       1.47 : 1         .99 : 1

     As noted by the above computations, the current ratio has increased from 1.25:1 to 1.58:1 and working capital has increased by $386,814 for the period from December 31, 1996 to December 31, 1997. The quick ratio has increased from .99:1 to 1.47:1. The largest single factor contributing to the increase in working capital is the increase in net income of $390,757 from 1996. (Loss in 1996 of $241,758 ($723,470 minus equity loss of investee company of $53,712) plus increase in 1997 of $148,999).

     Receivables increased by $277,667 from December 31, 1996 to December 31, 1997. The increase was due primarily to the increased sales volume.

     The Company has a facility line of credit of $1,000,000, with monthly interest payments at the prime rate. This line of credit is collateralized by substantially all the assets of the Company. Borrowings as of December 31, 1997 were $626,800.

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

RESULTS OF OPERATIONS
---------------------

YEAR ENDED DECEMBER 31, 1996 VS. YEAR ENDED DECEMBER 31, 1995
-------------------------------------------------------------

     Sales increased by $130,927 or 1.4% from December 31, 1995 to December 31, 1996. The Company's net loss decreased by $970,441 over the prior year's loss of $1,743,914. The growth rate in sales for 1996 is mostly attributable to increased activity in the automobile industry.

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

YEAR ENDED DECEMBER 31, 1997 VS. YEAR ENDED DECEMBER 31, 1996
-------------------------------------------------------------

     Sales increased by $1,030,221 or 10.9% from December 31, 1996 to December 31, 1997. The Company's net income increased by $922,469 over the prior year's net loss of $773,470. The growth rate in sales for 1997 is mostly attributable to increased activity at the New Facility at Fort Atkinson which began operating in 1996.

     Cost of sales as a percentage of sales was 87.5% for the year ending December 31, 1997 as compared to 93.3% for the year ending December 31, 1997. The major reason for the decrease was increased efficiency in labor costs.

     Selling, general and administrative expenses increased by $54,851 from 1996 to 1997. This was mainly due to the above noted increase in sales, as most of these costs are variable.

     Interest expense (net of interest income and dividends) for the year ending December 31, 1997 increased from $47,888 in 1996 to $105,143 in 1997. The increase is the result of interest expense to finance the Fort Atkinson plant and use of operating funds.

     Related party services and sales commissions increased from $6,316 in 1996 to $18,098 in 1997. The increase was in sales volume from customers from outside sales representatives.

EFFECTS OF CHANGES IN PRICES
----------------------------

     When possible, the Company attempts to adjust the selling prices of its products in response to increases in its costs of labor, raw materials and capital. However, the market served by the Company is competitive and that competition may limit the allowance of price increases.

     During 1997, 1996 and 1995 there were no significant changes in prices.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

     None.

ITEM 10.  IDENTIFICATION OF OFFICERS AND DIRECTORS
          ----------------------------------------

     The following table sets forth the names and ages of all Officers and Directors of the Company, indicating all positions and offices with the Company held by each such person, and any periods during which he has served as such:
                                                      Position Served
                               Positions with          as Director
      Name              Age   All the Company           of Company
      ----              ---   ---------------           ----------

Frederick G. Schriever  73  Chairman of the Board      November 1987 to
                             and Director of the       present
                             Company, MCC, and
                             Yale Industries

Delbert W. Mullens      53  Vice Chairman of the       July 1990 to present
                             Board and Director of
                             the Company, MCC, and
                             Yale Industries

William H. Hopton       63  President and Director     January 1986 to
                             of the Company, MCC,      present
                             and Yale Industries

Frederick G. Berlet     69  Treasurer and Director     November 1987 to
                             of the Company, MCC,      present
                             and Yale Industries

David A. Widlak         49  Secretary and Director     November 1987 to
                             of the Company, MCC,      present
                             and Yale Industries

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

     DAVID A. WIDLAK has been Secretary and a Director of the Company since November of 1987. In February 1994 he was named Vice President. He received a Bachelors Degree from Wayne State University in 1969 and a juris doctorate Degree in Law from the University of Michigan in 1972. Mr. Widlak devotes as much time as is necessary to the business of the Company and its subsidiaries.

     The Directors of the Company and its subsidiaries hold office for a three year term until the annual meeting of the shareholders and until their successors have been elected and qualified in the year in which their term expires. The terms of one or two Directors expire each year.

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

     COMMITTEES, MEETINGS OF THE BOARD OF DIRECTORS. The Company has an audit and compensation committee consisting of Frederick Schriever, Frederick Berlet and David Widlak, which consults with and reviews the reports of the Company's independent auditors and the Company's internal financial staff. This committee also makes recommendations to the Company's Board of Directors as to compensation matters. The audit and compensation committee held one meeting during the year. The Company's Board of Directors held four regular meetings during the fiscal year ended December 31, 1997, at which time all of the then Directors were present or consented in writing to the actions taken at such meetings.

     COMPLIANCE WITH SECURITIES EXCHANGE ACT REPORTING REQUIREMENTS. To the Company's knowledge, during the fiscal year ended December 31, 1997, the Company's Officers and Directors complied with all applicable Section 16(a) filing requirements. This statement is based solely on a review of the copies of such reports furnished to the Company by its Officers and Directors and their written representations that such reports accurately reflect all reportable transactions.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     CASH COMPENSATION. The following table sets forth the total remuneration paid during the Company's last fiscal year ended December 31, 1997 and the prior two years to the Chief Executive Officer, the only executive office whose total cash and non cash compensation exceeded $100,000 prior to 1995. In 1995 David Widlak's, Vice President of Mergers and Acquisitions, compensation exceeded $100,000.

==========================================================================================================
                                       SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------
                                                                    Long Term Compensation
                                                                 ------------------------------
                     Annual Compensation                                  Awards        Payouts
-----------------------------------------------------------------------------------------------

      (a)             (b)      (c)          (d)         (e)         (f)          (g)     (h)        (i)

                                                       Other                                        All
      Name                                             Annual   Restricted              LTIP       Other
      and                                              Compen-     Stock      Options/  Pay-      Compen-
   Principal                  Salary       Bonus       sation     Award(s)     SARs     outs      sation
   Position         Year (1)    ($)         ($)        ($)(2)       ($)       (#)(3)    ($)       ($)(4)
----------------------------------------------------------------------------------------------------------
William H. Hopton    1997    $ 87,500     $ -0-        $ 24,000                                   $ 10,844
 President and CEO   1996    $ 85,000     $ -0-        $ 24,000                                   $  8,257
                     1995    $ 82,500     $ 12,500     $ 27,000                                   $  7,687

David Widlak         1997    $ 62,500     $ -0-        $ 24,000                                   $  9,084
 Vice President of   1996    $ 60,000     $ -0-        $ 24,000                                   $  6,995
 Mergers &           1995    $ 55,000     $  8,300     $ 27,000                                   $ 10,490
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

OPTIONS GRANTED

     The following table sets forth the options that have been granted to the Chief Executive Officer and President listed in the Executive
Compensation Table during the Company's last fiscal year ended December 31, 1997.

              Option/SAR Grants in Last Fiscal Year (1997)
              --------------------------------------------
                            Individual Grants
---------------------------------------------------------------------------
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

William H. Hopton      N/A             N/A            N/A           N/A
President and CEO

AGGREGATE OPTIONS EXERCISED IN 1997 AND OPTION VALUES AT DECEMBER 31, 1997

     The following table sets forth certain information regarding options to purchase shares of Common Stock exercised during the Company's 1997 fiscal year and the number and value of exercisable and unexercisable options to purchase shares of Common Stock held as of the end of the Company's 1997 fiscal year by the Executive Officers of the Company named in the Summary Compensation Table:

                 Aggregated Options Exercised in 1997
                and Option Values at December 31, 1997
--------------------------------------------------------------------------
       (a)              (b)          (c)        (d)             (e)
                                                             Value of
                                             Number of      Unexercised
                                            Unexercised     In-the-Money
                                             Options at     Options at
                   Shares                     12/31/97       12/31/97
                  Acquired       Value      Exercisable/    Exercisable/
     Name        on Exercise  Realized(1)   Unexercisable  Unexercisable
     ----        -----------  -----------   -------------  -------------

William H. Hopton    None         $0            -0-             $0
President and CEO
--------------------------------------------------------------------------

     STOCK OPTION AND STOCK APPRECIATION RIGHTS PLANS. Delbert W. Mullens, Vice-Chairman, held options to purchase 100,000 shares at a price of $1.50 per share and 100,000 shares at a price of $2.50 per share. Mr. Mullens' options are exercisable at any time, provided that he holds a minimum 55% ownership interest in NHF and the Company also holds an ownership interest in NHF.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. The following table sets forth as of February 27, 1998, information with respect to the ownership of the Company's $.005 par value common stock by each person known by the Company to own beneficially more than 5% of the outstanding common stock, and by each of its officers and directors and by all officers and directors collectively as a group:

                                    Amount and
                                     Nature of
Name and Address of                  Beneficial         Percent of
 Beneficial Owner                    Ownership          Class (1)
------------------                  ----------         ----------
Paul L. Cosper                        284,120 (2)          6.2%
P.O. Box 96050
Wixom, MI  48096

Charles H. Raches, Jr.                252,840              5.5%
6600 Tepee Ridge Road
Bozeman, MT 59715

Frederick G. and
 Patricia W. Schriever                795,147             17.3%
64 Clairview
Grosse Pointe Shores,
MI  48236

Frederick G. Berlet                   225,416 (3)          4.9%
S.W.O. Management
 Consultants, Ltd.
35 Parkwood Drive
Tillsonburg, Ontario
Canada N4G 2B7

David A. Widlak                       100,000              2.2%
P.O. Box 482
Washington, MI  48094

Delbert W. Mullens                     15,000 (4)          0.3%
2888 Bloomfield Crossings
Bloomfield Hills, MI  48013

William H. Hopton                     136,059 (5)          3.0%
604 Maple Lane
Columbus, MI 48063

All Officers and Directors          1,271,622             27.7%
of the Company & Subsidiaries
as a Group (5 Persons)
____________________________

(1) Each person has sole voting and investment power with respect to the shares shown except as noted.

(2) The shares beneficially owned by Mr. Cosper are held in the name of Paul L. Cosper, Trustee under an Agreement of Trust executed by Paul
     L. Cosper as Grantor. The beneficiaries of this trust are Mr. Cosper's wife and children.

(3) 225,416 shares are held in a trust for Mr. Berlet's children. Mr. Berlet has no voting or dispositive power over the trust and hence, discloses no beneficial interest in those shares held in trust.

(4)  Does not include 200,000 options to purchase common stock.

(5) Includes 106,059 shares held by William Hopton, individually, 30,000 shares held by his three children.


     CHANGES IN CONTROL. The Company knows of no contractual arrangements, including any pledge by any person of securities, which may at a subsequent date result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     The terms of the sale of NHF common stock by the Company provide for a commission contract between NHF and the Company relating to sales in excess of $35,000,000 annually. The Company will receive $150,000 per year plus 3% on the difference between actual sales in excess of $35,000,000 but less than $40,000,000 plus 2% on actual sales that exceed $40,000,000.
This commissions contract will be in effect for a period of not less than fifteen (15) years beginning in June 1990. The Company earned commissions from NHF in 1997 of $610,738 and accordingly, has a receivable in the amount of $158,804 as of December 31, 1997. Also, for a minimum period of fifteen (15) years beginning in June 1990, the Company and its subsidiaries will provide cleaning services on all castings produced by NHF on an exclusive basis, provided the Company retains an ownership interest in NHF. Consolidated net sales to NHF in 1997 amounted to $6,399,213.

     Effective September 1, 1992, William Hopton retired as President of NHF but provides consulting services to NHF, as needed. Since that date, he has devoted his full time to the management of the Company and its subsidiaries.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

(a)  (1). The following Financial Statements are filed as part of this
     Report:
                                                                     Page
                                                                     ----

     Independent Auditors' Report. . . . . . . . . . . . . . . . . . .F-1

     Consolidated Balance Sheets, December 31, 1997 and 1996 . . . . .F-2

     Consolidated Statements of Income, Years ended
     December 31, 1997, 1996 and 1995    . . . . . . . . . . . . . . .F-4

     Consolidated Statements of Stockholders' Equity For the Years
     ended December 31, 1997, 1996 and 1995. . . . . . . . . . . . . .F-5

     Consolidated Statements of Cash Flows, Years ended
     December 31, 1997, 1996 and 1995. . . . . . . . . . . . . . . . .F-6

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

                                                        DECEMBER 31, 1997

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                                ________

                          FINANCIAL STATEMENTS
                                   AND
                      INDEPENDENT AUDITORS' REPORT
                                ________

                            DECEMBER 31, 1997

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES


                              - CONTENTS -










                                                              PAGE NUMBER
                                                              -----------

Independent Auditors' Report                                       1


Financial Statements:

   Consolidated Balance Sheet                                      2

   Consolidated Statement of Operations                            3

   Consolidated Statement of Changes in Stockholders' Equity       4

   Consolidated Statement of Cash Flows                            5

   Notes to Consolidated Financial Statements                    6 - 22

                      Independent Auditors' Report
                      ----------------------------


To the Board of Directors
Margate Industries, Inc. and Subsidiaries
Yale, Michigan


We have audited the accompanying consolidated balance sheets of MARGATE INDUSTRIES, INC. AND SUBSIDIARIES as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of NEW HAVEN FOUNDRY, the investment in which, as discussed in Note 1 to the financial statements, is accounted for by the equity method of accounting. The financial statements of NEW HAVEN FOUNDRY were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for NEW HAVEN FOUNDRY, is based solely on the report of the other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MARGATE INDUSTRIES, INC. AND SUBSIDIARIES at December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


PERRIN, FORDREE & COMPANY, P.C.





Troy, Michigan
March 18, 1998

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET
                            DECEMBER 31, 1997




                                 ASSETS
                                 ------

                                                       DECEMBER 31,
                                                 -------------------------
                                                    1997           1996
                                                 ----------     ----------

CURRENT ASSETS:
   Cash and cash equivalents                     $  110,822     $    2,086
   Accounts receivable:
      Trade                                         378,301        595,603
      Related parties                             1,485,939        990,970
   Note receivable - related party                   17,800         22,250
   Inventories                                       41,991         32,464
   Prepaid expenses and other                        37,394         84,133
   Prepaid federal income tax                        41,000        264,300
   Deferred tax assets                               12,400         14,300
                                                 ----------     ----------
         Total current assets                     2,125,647      2,006,106

OTHER                                                56,764         59,135

NOTES RECEIVABLE FROM RELATED PARTY                    -            17,800

INVESTMENT IN NEW HAVEN FOUNDRY                        -              -

PROPERTY, PLANT AND EQUIPMENT - At cost,
   net of accumulated depreciation and
   amortization of $1,324,045 and
   $981,705 at December 31, 1997 and
   1996, respectively                             4,038,979      4,112,295
                                                 ----------     ----------

                                                 $6,221,390     $6,195,336
                                                 ==========     ==========

The accompanying notes are an integral part of the financial statements.

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

                                                       DECEMBER 31,
                                                 -------------------------
                                                    1997           1996
                                                 ----------     ----------

CURRENT LIABILITIES:
   Notes payable                                 $  626,000     $  582,000
   Current portion of long term debt                213,832        462,914
   Accounts payable                                 425,746        513,071
   Accrued salaries and wages                        63,924         42,000
   Accrued workers' compensation                      6,870          6,654
   Other accrued liabilities                          5,835          2,841
                                                 ----------     ----------
         Total current liabilities                1,342,207      1,609,480

DEFERRED TAX LIABILITIES                            235,700        207,200

OTHER POSTRETIREMENT BENEFITS                       419,856        371,957

NOTES PAYABLE - Long-term                           412,160        344,231

CONTINGENCIES                                          -              -

STOCKHOLDERS' EQUITY:
   Common stock - $.005 par value:
      Authorized - 25,000,000 shares
      Issued and outstanding -
        4,573,637 at December 31, 1997
        and 1996, respectively                       22,868         22,868
   Paid-in for common stock in excess
      of par value                                7,410,725      7,410,725
   Accumulated deficit                           (3,622,126)    (3,771,125)
                                                 ----------     ----------

         Total stockholders' equity               3,811,467      3,662,468
                                                 ----------     ----------

                                                 $6,221,390     $6,195,336
                                                 ==========     ==========

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF OPERATIONS
              YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                           1997         1996        1995
                                          ------       ------      ------
NET SALES (Including related
   party sales and commissions
   of $7,009,951, $7,075,541
   and $6,763,353 in 1997, 1996
   and 1995, respectively)             $10,471,673  $9,441,452    $9,310,525

COST OF SALES                            9,159,159   8,812,222     7,844,506
                                        ----------  ----------    ----------

GROSS PROFIT                             1,312,514     629,230     1,466,019

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES               1,002,274     947,423     1,076,964

RELATED PARTY SERVICES AND
   SALES COMMISSIONS                        18,098       6,316        23,388
                                        ----------  ----------    ----------

INCOME (LOSS) FROM OPERATIONS              292,142    (324,509)      365,667

DIVIDEND AND INTEREST INCOME
   (EXPENSE) - NET                        (105,143)    (47,888)       40,311

EQUITY LOSS OF INVESTEE
   COMPANIES                                  -       (531,712)   (2,055,133)

GAIN (LOSS) ON SALE OF MARKETABLE
   SECURITIES                                 -        (41,721)       83,244

OTHER INCOME -  Net                           -          7,360          -
                                        ----------  ----------    ----------

INCOME (LOSS) BEFORE PROVISION
   FOR INCOME TAXES                        186,999    (938,470)   (1,565,911)

PROVISION FOR FEDERAL INCOME
   TAXES                                    38,000    (165,000)      178,000
                                        ----------  ----------    ----------

INCOME (LOSS)                           $  148,999  $ (773,470)  $(1,743,911)
                                        ==========  ==========    ==========


EARNINGS (LOSS) PER COMMON SHARE -

   Primary                              $      .03  $     (.17)   $     (.37)
                                        ==========  ==========    ==========





The accompanying notes are an integral part of the financial statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




                              COMMON STOCK         PAID-IN FOR
                          --------------------     COMMON STOCK                  TOTAL STOCK-
                           NUMBER OF               IN EXCESS OF    ACCUMULATED     HOLDERS'
                            SHARES      AMOUNT       PAR VALUE       DEFICIT        EQUITY
                           --------    --------     -----------     ---------      --------
Balance - December 31,
 1994                     4,632,303   $  23,278    $7,517,749      $(1,149,409)   $6,391,618
Stock options exercised      20,000         100         9,900             -           10,000
Tax benefit of options
  exercised                    -           -           10,699             -           10,699
Stock purchase              (22,000)       (110)      (38,368)            -          (38,478)
Adjustment to fair value
  of equity securities
  available for sale           -           -             -             (23,256)      (23,256)
Net loss                       -           -             -          (1,743,911)   (1,743,911)
Cash dividends declared,
  ($.03 per share)             -           -             -            (139,748)     (139,748)
                         ---------- -----------    ----------       ----------    ----------
Balance - December 31,
  1995                    4,653,637      23,268     7,499,980       (3,056,324)    4,466,924
Stock options exercised      20,000         100         9,900             -           10,000
Tax benefit of options
  exercised                    -           -            4,000             -            4,000
Stock purchase             (100,000)       (500)     (103,155)            -         (103,655)
Prior year unrealized
  losses on marketable
  equity securities
  realized                     -           -             -              58,669        58,669
Net loss                       -           -             -            (773,470)     (773,470)
                         ---------- -----------    ----------       ----------    ----------
Balance - December 31,
  1996                    4,573,637      22,868     7,410,725       (3,771,125)    3,662,468
Net income                     -           -             -             148,999       148,999
                         ---------- -----------    ----------       ----------    ----------

Balance December 31,
  1997                    4,573,637 $    22,868    $7,410,725      $(3,622,126)   $3,811,467
                         ========== ===========    ==========       ==========    ==========









The accompanying notes are an integral part of the financial statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CASH FLOWS
              YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                          1997         1996        1995
                                         ------       ------      ------

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Cash received from customers         $10,276,690  $9,335,461    $8,839,986
  Cash paid to suppliers and
    employees                           (9,896,955) (9,220,793)   (8,635,588)
  Interest and dividends received            2,491      23,021        41,803
  Interest paid                           (107,804)    (70,908)       (1,492)
  Income taxes refunded                    215,870      81,113        75,000
                                        ----------  ----------    ----------
        Net cash from operating
         activities                        490,292     147,894       319,709

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Proceeds from sale of
    securities                                -        169,661       373,142
  Deposits (made) refunded                   2,371     (10,716)         -
  Proceeds from sale of assets                -        175,100          -
  Purchase of property, plant
    and equipment                         (246,250) (1,952,960)     (578,911)
                                        ----------  ----------    ----------
        Net cash to investing
         activities                       (243,879) (1,618,915)     (205,769)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Proceeds from issuance of
    common stock                              -         10,000        10,000
  Purchase of treasury stock                  -       (103,655)      (38,478)
  Proceeds from short term debt             44,000     582,000          -
  Proceeds from long term debt                -        692,000          -
  Principal payments under
    long-term obligations                 (203,927)   (234,288)      (23,771)
  Proceeds from notes receivable            22,250      13,350        17,800
  Payment of dividends                        -           -         (139,748)
                                        ----------  ----------    ----------
        Net cash from (to)
         financing activities             (137,677)    959,407      (174,197)
                                        ----------  ----------    ----------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                      108,736    (511,614)      (60,257)

CASH AND CASH EQUIVALENTS:
  Balance - beginning of year                2,086     513,700       573,957
                                        ----------  ----------    ----------

  Balance - end of year                 $  110,822  $    2,086    $  513,700
                                        ==========  ==========    ==========


 SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS
 -----------------------------------------------------------------------

EQUIPMENT ACQUIRED UNDER CAPITAL
  LEASE OBLIGATION                      $   22,774  $     -       $     -
                                        ==========  ==========    ==========

The accompanying notes are an integral part of the financial statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1997




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

          Export sales totaled approximately $41,381, $141,600 and $54,500 for the years ended December 31, 1997, 1996 and 1995, respectively. Net sales to major customers that represented 10% or more of the consolidated net sales are as follows:

                                            1997         1996         1995
                                           ------       ------       ------

         New Haven Foundry               $6,479,702   $6,386,835   $6,057,933
         John Deere                       1,777,000    1,313,000      669,000

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

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1997


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

          Depreciation and amortization of plant and equipment is recorded using the straight-line method over the estimated useful lives of the assets. Depreciation and amortization expense totaled $342,340, $280,460 and $211,599 in 1997, 1996 and 1995,
          respectively. Estimated useful lives of assets in the various classes of property, plant and equipment are as follows:

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

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1997




NOTE 1 -  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES -
          CONTINUED:

          NET INCOME PER SHARE OF COMMON STOCK
          ------------------------------------

          Net income per share of common stock is computed based on the weighted average number of shares of common stock outstanding during each year, plus the shares that would be outstanding assuming exercise of dilutive stock options and warrants. The total weighted average number of shares of common stock and common stock equivalents was 4,573,637, 4,578,528 and 4,658,206 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

          The terms of the sale also provided for a commission contract between NHF and the Company. The Company will receive a minimum of $150,000 per year, plus 3% of actual sales in excess of $35,000,000 but less than $40,000,000, plus an additional 2% on the actual sales that exceed $40,000,000. This commission contract is in effect for a period of not less than 15 years. The Company earned commissions from NHF amounting to $610,738, $688,706 and $705,420 in 1997, 1996 and 1995, respectively.

          Any unpaid balances of the aforementioned amounts are included in the related party balances on the accompanying balance sheet.

          The Company also has a note receivable from a related party (see
          Note 5).

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1997



NOTE 3 -  INVESTMENT IN UNCONSOLIDATED COMPANY:

          As described in Note 1, the Company accounts for its 45% investment in NHF using the equity method. Summarized financial information of NHF is as follows as of December 31:

                                           1997         1996         1995
                                          ------       ------       ------
         ASSETS:
           Current assets              $15,231,417  $14,085,521  $13,626,618
           Net property, plant
            and equipment               11,553,272   12,282,716   11,982,268
           Other assets                    392,000      392,000      392,363
                                       -----------  -----------  -----------

             Total assets              $27,176,689  $26,760,237  $26,001,249
                                       ===========  ===========  ===========

         LIABILITIES AND
          STOCKHOLDERS'
          EQUITY:
           Current liabilities         $18,632,594  $17,407,355  $18,214,820
           Noncurrent liabilities        9,717,867   10,325,990    6,603,140
           Stockholders' equity         (1,173,772)    (973,108)   1,183,289
                                       -----------  -----------  -----------

             Total liabilities
             and stockholders'
             equity                    $27,176,689  $26,760,237  $26,001,249
                                       ===========  ===========  ===========



                                           1997         1996         1995
                                          ------       ------       ------

         NET SALES                     $56,687,793  $62,700,025  $60,035,860

         OPERATING EXPENSES             56,740,457   64,529,422   65,303,136
                                       -----------  -----------  -----------

         LOSS BEFORE INCOME
           TAXES                           (52,664)  (1,829,397)  (5,267,276)

         INCOME TAXES (BENEFIT)            148,000      327,000   (1,313,000)
                                       -----------  -----------  -----------

         NET LOSS                      $  (200,664) $(2,156,397) $(3,954,276)
                                       ===========  ===========  ===========

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1997



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

          As described in Note 1, the Company accounts for its 40% investment in CEDS, acquired January 1995, using the equity method. During 1995, CEDS became insolvent and terminated operations. Therefore, no financial information is presented and the investment in CEDS was written down to net realizable value, $-0- in 1995.


NOTE 4 -  MARKETABLE SECURITIES:

          The Company accounts for its investments under Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN
          INVESTMENTS IN DEBT AND EQUITY SECURITIES (SFAS 115).   This
          statement requires management to classify investments in equity and debt securities as either: held-to-maturity securities and reported at amortized cost; trading securities and reported at fair value, with unrealized gains and losses included in earnings; or as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. At January 1, 1995, the Company classified its securities as available-for-sale. At December 31, 1996, the Company recognized the previously recorded unrealized loss of $58,669 when it sold those assets. At December 31, 1995, the fair market value of the marketable securities as shown on the balance sheet aggregated $152,713 with a corresponding unrealized loss of $23,256 included in stockholders' equity.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1997



NOTE 4 -  MARKETABLE SECURITIES - CONTINUED:

          Proceeds from the sale of marketable equity securities in 1996 aggregated $169,661. The sale resulted in realized losses of $41,721. For purposes of calculating the realized loss on sale of securities, cost of the securities is determined by use of the specific identification method.


NOTE 5 -  NOTE RECEIVABLE - RELATED PARTY:

          Note receivable - related party consisted of the following at December 31:
                                                    1997           1996
                                                 ----------     ----------

          Wesley Industries, Inc. -
          principal payable $4,450 per
          quarter through January 31,
          1999, plus interest at the
          prime rate established by
          National Bank of Detroit.
          This note is unsecured.                $   17,800     $   40,050

          Less current portion                       17,800         22,250
                                                 ----------     ----------

                                                 $     -        $   17,800
                                                 ==========     ==========

          The prime rate at December 31, 1997, was 8.5%.


NOTE 6 -  PROPERTY, PLANT AND EQUIPMENT:

          Property, plant and equipment are summarized as follows as of December 31:

                                                    1997           1996
                                                 ----------     ----------

          Building and improvements              $1,800,000     $1,657,007
          Machinery and equipment                 3,371,498      3,253,651
          Automotive equipment                       77,297         77,297
          Furniture and fixtures                    114,229        106,045
                                                 ----------     ----------
               Total cost                         5,363,024      5,094,000
          Less accumulated depreciation
            and amortization                      1,324,045        981,705
                                                 ----------     ----------

               Net property, plant
                and equipment                    $4,038,979     $4,112,295
                                                 ==========     ==========

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1997

NOTE 6 -  PROPERTY, PLANT AND EQUIPMENT - CONTINUED:

          The Company received Community Development Block Grant (CDBG) funds through the City of Yale totaling $387,035 and land with a value of $25,000. These grants have been recorded as a credit in the property accounts and will be amortized into income over the life of the assets acquired.


NOTE 7 -  NOTES PAYABLE:

          Notes payable consist of the following at December 31:

                                                    1997           1996
                                                 ----------     ----------

          Note payable - bank, due in
          monthly principal installments
          of $7,583, plus interest at
          prime in payment of loan
          guarantee for investment in
          CEDS, uncollateralized,
          maturing December 1998.                $   98,583     $  189,583

          Mortgage payable - bank, due
          in monthly installments of
          $8,300 including interest at
          9% through December, 2000.
          The loan is collateralized by
          substantially all Company assets.         260,678        332,879

          Note payable, due in monthly
          installments of $3,992 including
          interest at 4% through
          July, 2003.                               245,647        282,913

          Capital lease, due in monthly
          installments of $705 including
          interest at 17.9% through
          July 2001.                                 21,084           -

          Capital lease - related party,
          due in monthly installments
          of $2,102, including interest
          at 3.7%, maturing February 1997.             -             1,770
                                                 ----------     ----------
                                                    625,992        807,145
          Less current portion                      213,832        462,914
                                                 ----------     ----------

                                                 $  412,160     $  344,231
                                                 ==========     ==========

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1997


NOTE 7 -  NOTES PAYABLE - CONTINUED:

          Maturities of notes payable obligations are as follows:

          Year ending December 31:
            1998                                                 $  213,832
            1999                                                    140,345
            2000                                                    142,917
            2001                                                     48,128
            2002                                                     45,501
            Thereafter                                               35,269
                                                                 ----------

                                                                 $  625,992
                                                                 ==========

          The Company maintains a bank line-of-credit of $1,000,000 for working capital requirements. The applicable interest rate is at the prime lending rate, currently 8.5% at December 31, 1997. The line-of-credit is secured by all accounts receivable, inventories and equipment of the Company. Additionally, certain required financial ratios must be maintained. The Company had borrowings against the line of $626,000 and $582,000 at December 31, 1997 and 1996, respectively.


NOTE 8 -  FAIR VALUE OF FINANCIAL INSTRUMENTS:

          The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are as follows at December 31, 1997 and 1996:

                                      1997                     1996
                               ---------------------    --------------------
                               Carrying       Fair      Carrying      Fair
                                Amount        Value      Amount       Value
                                ------        -----      ------       -----
              ASSETS
              ------

            Cash and cash
             equivalents      $  110,822  $  110,822   $    2,086  $    2,086
            Notes
             receivable           17,800      17,800       40,050      40,050
                              ----------  ----------   ----------  ----------

                              $  128,622  $  128,622   $   42,136  $   42,136
                              ==========  ==========   ==========  ==========
              LIABILITIES
              -----------

            Notes payable     $  626,000  $  626,000   $  582,000  $  582,000
            Long-term debt       625,992       N/A        807,145       N/A
            Post-retirement
              benefits           419,856     419,856      371,957     371,957
                              ----------  ----------   ----------  ----------

                              $1,671,848  $1,045,856   $1,761,102  $  953,957
                              ==========  ==========   ==========  ==========

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1997


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

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1997



NOTE 10 - INCOME TAXES - CONTINUED:

          At December 31, components of deferred income taxes include the following:

                                                    1997           1996
                                                 ----------     ----------

          Current deferred taxes -
           gross assets                          $   12,400     $   14,300
                                                 ----------     ----------
            Current deferred tax -
             assets                                  12,400         14,300
                                                 ----------     ----------

          Noncurrent deferred taxes:
            Gross assets                            142,700        163,100
            Gross liabilities                      (378,400)      (305,300)
                                                 ----------     ----------
                                                   (235,700)      (142,200)

               Valuation allowance                     -           (65,000)
                                                 ----------     ----------
               Net noncurrent deferred
               tax - assets (liabilities)          (235,700)      (207,200)
                                                 ----------     ----------

          Total deferred tax -
            assets (liabilities)                 $ (223,300)     $(192,900)
                                                 ==========     ==========

          The 1995 acquisition of CEDS resulted in a federal tax capital loss to Margate. Due to the uncertainty of the future realization, a valuation allowance was established for this deferred asset in 1995. This loss carryforward expires in 2010. In 1997, due to the expected sale of the Company's investment in New Haven Foundry (Note 18), which will generate a capital gain, the valuation allowance was reversed.

          Deferred income taxes, included in the accompanying balance sheets, result from temporary differences related to the following items which are treated differently for financial reporting and tax reporting purposes.

                                           1997         1996         1995
                                          ------       ------       ------

         Depreciation and
           amortization                 $ (378,400)  $ (333,600)  $ (254,000)
         Capital loss
           carryforward                       -          65,000       65,000
         Other postretirement
           benefits                        142,700      126,400      113,000
         Workers' compensation
           expense                            -            -           3,000
         Vacation expense                   12,400       14,300       16,000
                                        ----------   ----------   ----------

             Total                      $ (223,300)  $ (127,900)  $  (57,000)
                                        ==========   ==========   ==========

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1997




NOTE 10 - INCOME TAXES - CONTINUED:

          The components of the provision for income taxes are as follows for the years ended December 31:

                                           1997         1996         1995
                                          ------       ------       ------
         Current tax expense
           (benefit)                    $   72,600   $ (264,300)  $  110,000
         Deferred tax expense               30,400       99,300       68,000
         Capital loss carryforwards           -            -         (65,000)
         Adjustment to valuation
           allowance                       (65,000)        -          65,000
                                        ----------   ----------   ----------

         Provision for income taxes     $   38,000   $ (165,000)  $  178,000
                                        ==========   ==========   ==========

          A reconciliation of the statutory tax rate to the effective tax rates recorded as follows:

                                                       1997    1996    1995
                                                       ----    ----    ----

            Statutory rate                              34 %   (34)%   (34)%
            (Earnings) losses of unconsolidated
                subsidiaries                             -      19      45
            Adjustment to valuation allowance          (12)      -       -
            Other                                       (2)     (3)      -
                                                      -----   -----   -----

            Effective rate                              20 %   (18)%    11 %
                                                      =====   =====   =====


NOTE 11 - DIVIDENDS PAYABLE:

          As of December 31, 1997, there were no dividends declared or payable to stockholders.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1997


NOTE 12 - CASH FLOWS:

          A reconciliation of net income (loss) to net cash flows from operating activities is as follows for the years ended December 31:

                                           1997         1996         1995
                                          ------       ------       ------
         Net income (loss)              $  148,999   $ (773,470) $(1,743,911)
         Adjustments to reconcile
           net income (loss) to
           net cash from operating
           activities:
             Depreciation and
              amortization                 342,340      280,460      211,599
             Gain (loss) on sale
              of marketable
              securities                      -          41,721      (83,244)
             Gain on sale of
              property, plant
              and equipment                   -          (7,302)        -
             Equity in (income)
              loss of investee
              companies                       -         531,711    2,103,000
             Deferred income tax
              provision                     30,400      (43,000)      68,000
             Tax benefit of stock
              options exercised               -           4,000       10,699
         Changes in assets and
          liabilities:
           (Increase) decrease in
             accounts receivable:
              Trade                        217,302      (89,754)    (197,212)
              Related parties             (494,969)     (16,237)    (322,776)
           (Increase) decrease in
             inventories                    (9,527)      22,869       49,239
           (Increase) decrease in
             prepaid expenses and
             other                          46,739       (5,254)     335,280
           Increase (decrease) in
             accounts payable              (87,325)     330,825     (143,339)
           Increase (decrease) in
             accrued income tax            223,300      (44,943)        -
           Increase (decrease) in
             accrued workers'
             compensation                      216     (101,606)      59,260
           Increase (decrease) in
             accrued salaries and
             wages                          21,924       (5,232)      (6,122)
           Increase (decrease) in
             accrued single
             business tax                    1,100       (1,000)      (6,000)
           Increase (decrease) in
             other accrued
             liabilities                     1,894      (17,112)     (57,479)
           Increase in accrued
             pension and retiree
             health benefits                47,899       41,218       42,715
                                        ----------   ----------   ----------

         Net cash from operating
          activities                    $  490,292   $  147,894   $  319,709
                                        ==========   ==========   ==========

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1997



NOTE 13 - STOCK OPTIONS:

          The following table sets forth stock options granted, exercised and canceled during the years ended December 31:


                                       1997                1996               1995
                                -------------------  ------------------  ------------------
                                          EXERCISE            EXERCISE            EXERCISE
                                NUMBER      PRICE    NUMBER     PRICE    NUMBER     PRICE
                                ------     -------   ------    -------   ------    -------
     Stock options outstanding
      at the beginning of
      the year                  220,000   $  1.86     240,000   $  1.75   260,000   $  1.65

     Stock options granted         -         -           -          -        -          -

     Stock options exercised       -         -        (20,000)      .50   (20,000)      .50

     Stock options canceled     (20,000)     -           -          -        -          -
                               --------   -------    --------   -------  --------   -------
   Stock options outstanding
      at the end of the year    200,000   $  2.00     220,000   $  1.86   240,000   $  1.75
                               ========   =======    ========   =======  ========   =======


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

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1997



NOTE 13 - STOCK OPTIONS - CONTINUED:

          The Financial Accounting Standards Board issued Statement No. 123 "Accounting for Stock Based Compensation" which is effective in 1996. The Statement provides a fair value method of accounting for stock based compensation plans rather than the intrinsic value method contained in APB Opinion No. 25 which the Company currently uses. The new Statement does not require an entity to adopt the new method but, provides the option to either continue with the current method of accounting under APB 25 or adopt the fair value method of accounting under FASB 123. The Company will
          continue using the current method of accounting.   Since the
          Company granted no options in 1995, 1996 and 1997 there would be no effect on adopting the fair value accounting under FASB 123 to the Company's financial statements.


NOTE 14 - LEASE COMMITMENTS:

          MCC leases its building under an operating lease agreement which expires in September 1998. FAI also leases its building under an operating lease agreement that expires in December, 2005. These leases require the Company to pay all maintenance and insurance expenses. The Company also leases certain vehicles under two or three year agreements.

          Minimum payments under these leases are as follows:

            1998                                                 $  246,301
            1999                                                    148,853
            2000                                                    139,760
            2001                                                    135,750
            2002                                                    135,750
            Thereafter                                              407,250
                                                                 ----------

                                                                 $1,213,664
                                                                 ==========

          Rental expense for these leases in 1997, 1996 and 1995, was approximately $271,000, $264,000 and $109,000, respectively.


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

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1997



NOTE 15 - OTHER POSTRETIREMENT BENEFITS - CONTINUED:

          The following table sets forth the Plan's funded status reconciled with the amount shown in the Company's consolidated balance sheet at December 31:

                                                    1997           1996
                                                 ----------     ----------

          Accumulated postretirement
            benefit obligation:
               Fully-eligible active
                plan participants                $  100,227     $  129,457
               Other active plan
                participants                        250,154        203,645
                                                 ----------     ----------
                                                 $  350,381     $  333,102
                                                 ==========     ==========

          Unrecognized net loss from
            past experience different
            from that assumed and from
            changes in assumptions               $   69,475     $   38,855
          Accrued postretirement
            benefit obligation                      350,381        333,102
                                                 ----------     ----------

          Accrued postretirement
            benefit cost                         $  419,856     $  371,957
                                                 ==========     ==========

          The Company's postretirement healthcare and life insurance plan is not funded as the Company funds benefits on a pay-as-you-go basis.

          Net periodic postretirement benefit costs included the following components:

                                                    1997           1996
                                                 ----------     ----------

          Service cost - benefits
            attributed to service
            during the period                    $   27,808     $   20,494
          Interest cost on accumulated
            other postretirement
            benefit obligation                       21,941         21,207
          Amortization of net losses                 (1,850)          (483)
                                                 ----------     ----------
          Net periodic other
            postretirement benefit cost          $   47,899     $   41,218
                                                 ==========     ==========

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1997


NOTE 15 - OTHER POSTRETIREMENT BENEFITS - CONTINUED:

          For measurement purposes, a 7.25% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 1997 and 1996; the rate was assumed to decrease to 5.25% over eight years and remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed healthcare cost trend rate by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 and 1996, by $93,853 and $86,869,
          respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the years then ended by $5,722 and $5,404, respectively.

          The discount rate used in determining the accumulated postretirement benefit obligation was 7.25% as of December 31, 1997 and 1996.


NOTE 16 - CONTINGENCIES:

          NHF, the Company's 45%-owned equity investee, was party to an action brought by PIRGIM and the United States of America ("U.S."), which claimed that NHF discharged potentially contaminated water into a stream which flowed to settling ponds maintained by NHF, in violation of the Federal Clean Water Act. In addition, NHF was also party to an action brought by the U.S. and the Michigan Department of Environmental Quality (MDEQ) that claimed that the Company violated environmental laws pertaining to air and waste issues, including used foundry sand on its property. During 1997, NHF reached an agreement with the respective parties to settle the litigation and obtained a finalized consent decree dated February 11, 1997. The consent decree requires NHF to pay civil fines of $420,000 in four annual installments commencing June 1998, plus accrued interest at a rate determined by the U.S. Treasury, as well as incur costs associated with the remediation of NHF's landfill by the year ended December 2000. As of December 31, 1997, NHF has included the outstanding balance due as part of the environmental reserves liability in their balance sheets.

          NHF has identified several options to remediate the landfill sand, including on-site treatment or capping in place. Costs associated with these alternatives are estimated at $2.1 to $2.5 million. Accordingly, as of December 31, 1997, NHF has recorded $2.5 million as an environmental reserve in their balance sheets. The estimate of the range assumes that no additional portions of the sand pile will contain heavy metals which exceed environmental standards. Although the ultimate outcome of this matter is not known at this time, on the basis of investigations performed to date by NHF and its environmental consultants, NHF does not believe that any additional costs associated with the remedial action, in excess of the reserves already provided, will ultimately have a materially adverse impact on NHF's financial position or future results of operations.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1997

NOTE 16 - CONTINGENCIES - CONTINUED:

          The Company has developed preliminary plans to address the possible exposures related to the impact on its computer systems of the Year 2000. Key financial information and operational systems have been assessed and detailed plans have been developed to address systems modifications required by December 31, 1999. The financial impact of making the required systems changes is not expected to be material to the company's financial position, results of operations or cash flows.


NOTE 17 - EMPLOYEE BENEFIT PLANS:

          The Company maintains a 401(k) plan covering all employees that satisfy the Plan's eligibility requirements. The Company is required to match 25% of each employee's contribution, not to exceed 8% of the participant's compensation. Employer's contribution for the years ended December 31, 1997, 1996 and 1995, was $27,134, $22,539 and $23,264, respectively.

          Margate maintains a Defined Contribution Plan covering substantially all employees that satisfy the Plan's eligibility requirements. Under the provisions of the Plan, Margate is required to make an annual contribution of 5% of each participant's eligible compensation. Plan contributions for the years ended December 31, 1997, 1996 and 1995, were $20,718, $21,712 and $22,386, respectively.

          During 1995, MCC adopted a Cafeteria Plan under Section 125 of the Internal Revenue Code which allows employees that participate to pay for their portion of health benefits with before tax dollars. The Plan covers all employees that meet the requirements of coverage under MCC's group health benefit plan.


NOTE 18 - SUBSEQUENT EVENT:

          In March 1998, the Company agreed to sell its 45% ownership interest in New Haven Foundry to Wesley Industries, Inc., who owns the remaining 55% interest. The sales price totaled $2.2 million, of which, $1.5 million will be received in cash and the remaining $700,000 in a note payable over five years. Since the Company's investment in NHF was written down to zero in 1996, the gain on the sale will be $2.2 million.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MARGATE INDUSTRIES, INC.



Dated: March 30, 1998                   By: /s/ William H. Hopton
                                           -------------------------------
                                             William H. Hopton


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                    Title                   Date
     ---------                    -----                   ----



/s/ Frederick G. Schriever Chairman of the Board        March 30, 1998
-------------------------- and Director
Frederick G. Schriever



/s/ Delbert W. Mullens     Vice Chairman and Director   March 30, 1998
--------------------------
Delbert W. Mullens



/s/ William H. Hopton      President, Chief Financial   March 30, 1998
-------------------------- Officer and Director
William H. Hopton



/s/ David A. Widlak        Secretary and Director       March 30, 1998
--------------------------
David A. Widlak



/s/ Frederick G. Berlet    Treasurer and Director       March 30, 1998
--------------------------
Frederick G. Berlet