Form 10-Q
period 1998-03-31
MARGATE INDUSTRIES INC
filed 1998-04-30
CIK 761198

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended         March 31, 1998
                                      --------------------------------

                                   OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to __________________


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

As of March 31, 1998, the Company had 4,573,637 shares of its $.005 Par Value Common Stock outstanding.

                        MARGATE INDUSTRIES, INC.

                                FORM 10-Q


                                  INDEX
                                  -----


PART I:     Financial Statements                                    Page(s)
------      --------------------                                    -------


Item 1.     Financial Information


                 Consolidated Balance Sheets . . . . . . . . . . . . .3-4


                 Consolidated Income Statement . . . . . . . . . . . . .5


                 Consolidated Statements of Changes in
                   Stockholders' Equity. . . . . . . . . . . . . . . . .6


                 Consolidated Statements of Cash Flows . . . . . . . . .7


                 Notes to Consolidated Financial
                   Statements. . . . . . . . . . . . . . . . . . . 8 - 10


Item 2.          Management's Discussion and Analysis of Financial
                   Condition and Results of Operations . . . . . . . . 11


PART II:         OTHER INFORMATION . . . . . . . . . . . . . . . . . . 12
-------          -----------------

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
               ------------------------------------------



                                                  March 31,    December 31,
                                                    1998           1997
                                                 ----------     ----------
                                                 (Unaudited)
ASSETS
------


CURRENT ASSETS

   Cash and cash equivalents                     $1,501,519     $  110,822

   Accounts receivable                            1,549,270      1,864,240

   Notes receivable                                 152,800         17,800

   Inventories - parts and supplies                  59,191         41,991

   Prepaid expenses and other                        81,455         37,394

   Prepaid Federal income tax                       113,000         41,000

   Deferred tax asset                                12,400         12,400
                                                 ----------     ----------

         Total Current Assets                     3,469,635      2,125,647

Other                                                56,764         56,764

Notes receivable                                    465,000              -

PROPERTY, PLANT AND EQUIPMENT
   At cost net of accumulated depreciation
   and amortization of $1,371,134 and
   $1,324,045 at March 31, 1998 and
   December 31, 1997, respectively                3,828,586      4,038,979
                                                 ----------     ----------

         Total Assets                            $7,819,985     $6,221,390
                                                 ==========     ==========





See Notes to Consolidated Financial Statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS (Continued)
                -----------------------------------------


                                                  March 31,    December 31,
                                                    1998           1997
                                                 ----------     ----------
                                                 (Unaudited)

LIABILITIES & STOCKHOLDER'S EQUITY
----------------------------------

CURRENT LIABILITIES

   Notes payable                                 $  248,000     $  626,000
   Current portion of long-term debt                201,065        213,832
   Accounts payable                                 502,301        425,746
   Accrued salaries and wages                        63,890         63,924
   Accrued workers' compensation                      9,870          6,870
   Accrued federal income tax                             -              -
   Other accrued liabilities                         20,508          5,835
                                                 ----------     ----------

         Total Current Liabilities                1,045,634      1,342,207

DEFERRED TAX LIABILITY                              439,700        235,700
OTHER POSTRETIREMENT BENEFITS                       419,856        419,856
NOTES PAYABLE - Long-term                           372,743        412,160

STOCKHOLDERS' EQUITY

   Common stock, $.005 par value per share;
      25,000,000 shares authorized,
      4,573,637 and 4,573,637 shares issued
      and outstanding at March 31, 1998
      and December 31, 1997, respectively            22,868         22,868
   Paid in for common stock in excess
      of par value                                7,410,725      7,410,725
   Accumulated deficit                           (1,891,541)    (3,622,126)
                                                 ----------     ----------

         Total Stockholders' Equity               5,542,052      3,811,467
                                                 ----------     ----------

         Total Liabilities and
           Stockholders' Equity                  $7,819,985     $6,221,390
                                                 ==========     ==========





See Notes to Consolidated Financial Statements

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED INCOME STATEMENTS
                -----------------------------------------
                               (Unaudited)
                                                     Three Months Ended
                                                          March 31,
                                                     1996          1997
                                                  ----------    ----------

NET SALES                                         $2,281,870    $3,136,841

COST OF SALES                                      2,112,042     2,570,858
                                                  ----------    ----------

GROSS PROFIT                                         169,828       565,983

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                          217,700       256,132

RELATED PARTY SERVICES AND
   SALES COMMISSIONS                                       0             0
                                                  ----------    ----------

INCOME (LOSS) FROM OPERATIONS                        (47,872)      309,851

DIVIDEND AND INTEREST INCOME
   (EXPENSE) NET                                     (21,329)      (28,504)

OTHER INCOME (LOSS)                                 (143,214)            0
                                                  ----------    ----------

INCOME (LOSS) BEFORE PROVISION FOR
   EXTRAORDINARY ITEM                               (212,415)      281,347

GAIN ON SALE OF 45% INTEREST IN NEW
   HAVEN FOUNDRY                                   2,075,000             0

INCOME (LOSS) BEFORE PROVISION FOR
   INCOME TAXES                                    1,862,585       281,347

PROVISION FOR FEDERAL INCOME TAXES                   132,000        96,000
                                                  ----------    ----------

INCOME (LOSS)                                     $1,730,585    $  185,347
                                                  ==========    ==========


EARNINGS (LOSS) PER COMMON SHARE:
   Primary                                        $    0.378    $    0.041

WEIGHTED AVERAGE SHARES
   OUTSTANDING (primary)                           4,573,637     4,573,637

See Notes to Consolidated Financial Statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       ----------------------------------------------------------
                               (Unaudited)

                                                    THREE MONTHS ENDED MARCH 31, 1998

                                COMMON STOCK        PAID IN FOR
                              ----------------      COMMON STOCK
                            NUMBER OF               IN EXCESS OF    ACCUMULATED   STOCKHOLDERS'
                             SHARES       AMOUNT      PAR VALUE       DEFICIT        EQUITY
                            --------     --------    -----------     ---------      --------
Balance - January 1, 1998   4,573,637   $   22,868   $7,410,725     $(3,622,126)  $3,811,467

Net income                         --           --           --       1,730,585    1,730,585
                           ----------   ----------   ----------      ----------   ----------

Balance - March 31, 1998    4,573,637   $   22,868   $7,410,725     $(1,891,541)  $5,542,052
                           ==========   ==========   ==========      ==========   ==========



                                                   THREE MONTHS ENDED MARCH 31, 1997

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
                           ==========   ==========   ==========     ==========    ==========











See Notes to Consolidated Financial Statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------
                               (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                    1998           1997
                                                 ----------     ----------
INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS

OPERATING ACTIVITIES                             $2,443,702     $  (81,107)

INVESTING ACTIVITIES:

   Purchase of plant and equipment                  (22,821)      (141,227)
                                                 ----------     ----------

Net cash used in investing activities               (22,821)      (141,227)

FINANCING ACTIVITIES:

   Net proceeds (repayments) - line of
    credit (net)                                   (378,000)       279,000
   Purchase of common stock                              --             --
   Principal payments under
    long-term obligations                           (52,184)       (54,312)
   Proceeds from long-term obligations                   --             --
   Decrease (increase) notes receivable            (600,000)         4,450
                                                 ----------     ----------

Net cash provided by (used in)
 financing activities                            (1,030,184)       229,138

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                               1,390,697          6,804

CASH AND CASH EQUIVALENTS - Beginning               110,822          2,086
                                                 ----------     ----------

CASH AND CASH EQUIVALENTS - Ending               $1,501,519     $    8,890
                                                 ==========     ==========








See Notes to Consolidated Financial Statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
          The consolidated Balance Sheet as of March 31, 1998 and the related Consolidated Statements of Operations, Changes in Stockholders' Equity, and Cash Flows for the three months ended March 31, 1998 and 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the whole year.

          The notes to the financial statements are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements.

NOTE 2 - DIVIDENDS
          The Company had paid dividends from 1992 through the second quarter of 1995, but suspended dividends thereafter.

NOTE 3 - STATEMENTS OF CASH FLOWS
          A reconciliation of net income to net cash flows provided by operating activities is as follows:

                                                    Three Months Ended
                                                         March 31,
                                                        (Unaudited)
                                                    1998           1997
                                                 ----------     ----------

Net income                                       $1,730,585     $  185,347
Adjustments to reconcile net income to
   net cash from operating activities:
      Depreciation and amortization                  90,000         82,000
      Loss on disposal of fixed assets              143,214             --
      Changes in assets and liabilities:
         Accounts receivable                        314,970       (356,027)
         Inventories                                (17,200)       (90,500)
         Prepaid expenses                           (44,061)       (40,412)
         Prepaid Federal tax                        (72,000)        96,000
         Other assets                                    --         12,900
         Accounts payable                            76,555         24,231
         Accrued workers' compensation                3,000            206
         Accrued salaries and wages                     (34)         5,935
         Deferred income tax                        204,000             --
         Other liabilities                           14,673           (787)
                                                 ----------     ----------

         Net cash provided (used) by
          operating activities                   $2,443,702     $  (81,107)
                                                 ==========     ==========

NOTE 4 - EARNINGS PER SHARE
          The weighted average number of shares used to compute the net income per shares was 4,573,637 and 4,573,637 fully diluted for the three month periods ended March 31, 1998 and 4,573,637 and 4,793,637 fully diluted at March 31, 1997.

NOTE 5 - NOTES PAYABLE
          Notes payable consist of the following at March 31, 1998:

          Note payable bank, due in monthly principle
          installments of $7,583, plus interest at
          prime in payment of loan guarantee
          for investment in CEDS, uncollateralized,
          maturing December 31, 1998.                           $   75,833

          Note payable bank, due in monthly
          installments of $8,300, including interest
          at 8% maturing December 2000.  The note
          is collateralized by substantially all
          Company assets.                                          241,507

          Note payable Ft. Atkinson, due in monthly
          installments of $3,992, including interest
          at 4% through July 2003.                                 236,096

          Capital lease, due in monthly
          installments of $705 including interest
          at 17.9% through July 2001.                               20,372
                                                                ----------

                                                                   573,808
          Less current portion                                     201,065
                                                                ----------
                                                                $  372,743
                                                                ==========
          Maturities of notes payable obligations are as follows:

          Year ended March 31:
              1999:                        $  202,355
              2000:                           135,386
              2001:                           119,769
              2002:                            46,732
              2003:                            45,958
              Thereafter                       23,608
                                           ----------
                                           $  573,808
                                           ==========

          The Company maintains a bank line-of-credit of $1,300,000 for working capital requirements. The applicable interest rate is at the prime lending rate, currently 8.5% at March 31, 1998. The line-of-credit is secured by all accounts receivable, inventories and equipment of the Company. Additionally, certain required financial ratios must be maintained. The Company is in compliance with all covenant requirements as of

          March 31, 1998. The Company has borrowings against the line of $248,000 and $861,000 at March 31, 1998 and 1997, respectively.

NOTE 6 - NOTES RECEIVABLE
          Notes receivable consist of the following at March 31, 1997:

          Notes receivable - Wesley Industries, Inc.
          due in quarterly payments of $4,450 plus
          interest at prime rate.                               $   17,800

          Note receivable - Wesley Industries, Inc.
          due in quarterly payments of $35,000,
          including imputed interest, commencing
          June 1, 1998, with a final payment of
          the remaining outstanding principal and
          imputed interest balance on March 1, 2003.            $  600,000


NOTE 7 - SALE OF STOCK IN INVESTEE COMPANY
          On March 24, 1998, the Company sold its remaining 45% interest in New Haven Foundry to Wesley Industries, Inc. which owned the other 55%. Terms of the agreement included a purchase price of $2,200,000 paid $1,500,000 at closing and the $700,000 balance including interest due in the form of a promissory note payable in quarterly installments of $35,000. The promissory note is secured by the shares of the New Haven Foundry. In addition, the Company entered into a new cleaning contract with New Haven Foundry which includes a per piece price and a service fee of $2,600,000 paid in quarterly installments of $140,000 over five (5) years.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ----------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operation during the periods included in the accompanying consolidated financial statements for the three (3) months ended March 31, 1998.

FORWARD-LOOKING STATEMENTS MAY NOT PROVE ACCURATE
-------------------------------------------------

     When used in this Form 10-Q, the words "anticipate," "estimate," "expect," "project," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that the Company's projected sales, revenues and contract negotiations are not realized. Should one or more of these uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

LIQUIDITY & CAPITAL RESOURCES
-----------------------------

     The Company has a consolidated line of credit of $1,300,000 with monthly interest payments at the prime rate with the National Bank of Detroit. The line is collateralized by substantially all assets.
Borrowings as of March 31, 1998 was $248,000.

RESULTS OF OPERATIONS
---------------------

     The Company is reporting year-to-date pre-tax loss on operations before extraordinary item of ($214,415) for the three months ended March 31, 1998 as compared to profit of $281,647 for the same period in 1997.
Net sales for the period ended March 31, 1998 were approximately $2,291,870; which represents a decrease of 26.9% from 1997 sales through March 31, 1997 of $3,136,841. The loss in 1998 includes a one-time loss of $143,214 for the Michigan Casting Plant which the Company is not renewing its lease. The production operations were previously consolidated with Yale Industries in 1996.

     The cost of sales for the three months ended March 31, 1998 as a percentage of sales was 92.6% as compared to 82.0% for the same period in 1997.

     Selling, General and Administrative for the three months ended March 31, 1998 as a percentage of sales was 9.5% as compared to 8.2% for the same period in 1997.

     Sales for the first quarter were down compared to the first quarter of 1997 due primarily to the loss of a major customer at the Ft. Atkinson plant.

     Management anticipates improved results for the second quarter of the year based on projected increased sales at the Ft. Atkinson plant.

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

          None

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          None

Item 4.   Submission of Matters to a Vote of Securities Holders
          -----------------------------------------------------

          An Annual Meeting of Shareholders is scheduled for June 24, 1998 for the election of Directors.

Item 5.   Other Information
          -----------------

          None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          On March 30, 1998, the Registrant filed a Form 8-K reporting under Item 2, the sale of a 45% ownership interest in the New Haven Foundry to Wesley Industries, Inc.

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

Date:     April 27, 1998