Form 10-Q
period 1998-06-30
MARGATE INDUSTRIES INC
filed 1998-08-03
CIK 761198

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended             June 30, 1998
                                    -----------------------------------

                                   OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from               to
                                           ------------     ------------


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

As of June 30, 1998, the Company had 4,573,637 shares of its $.005 Par Value Common Stock outstanding.

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


Item 1.     Financial Information


            Consolidated Balance Sheets. . . . . . . . . . . . . . 3-4


            Consolidated Income Statement. . . . . . . . . . . . . . 5


            Consolidated Statements of Changes in
              Stockholders' Equity . . . . . . . . . . . . . . . . . 6


            Consolidated Statements of Cash Flows. . . . . . . . . . 7


            Notes to Consolidated Financial
              Statements . . . . . . . . . . . . . . . . . . . .8 - 10


Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . . . .11


PART II:    OTHER INFORMATION. . . . . . . . . . . . . . . . . . . .12
-------     -----------------

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                -----------------------------------------


                                                  June 30,      December 31,
                                                    1998           1997
                                                 ----------     ----------
                                                 (Unaudited)
ASSETS
------

CURRENT ASSETS

   Cash and cash equivalents                     $1,521,645     $  110,822

   Accounts receivable                            1,980,007      1,864,240

   Notes receivable                                 157,800         17,800

   Inventories - parts and supplies                  88,992         41,991

   Prepaid expenses and other                        42,236         37,394

   Prepaid Federal income tax                       100,166         41,000

   Deferred tax asset                                12,400         12,400
                                                 ----------     ----------

         Total Current Assets                     3,903,246      2,125,647

Other                                                56,764         56,764

Notes receivable                                    455,550              -

PROPERTY, PLANT AND EQUIPMENT
   At cost net of accumulated depreciation
   and amortization of $1,463,134 and
   $1,324,045 at June 30, 1998 and
   December 31, 1997, respectively                3,805,414      4,038,979
                                                 ----------     ----------

         Total Assets                            $8,220,974     $6,221,390
                                                 ==========     ==========





See Notes to Consolidated Financial Statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS (Continued)
                -----------------------------------------


                                                  June 30,      December 31,
                                                    1998           1997
                                                 ----------     ----------
                                                (Unaudited)

LIABILITIES & STOCKHOLDER'S EQUITY
----------------------------------

CURRENT LIABILITIES

   Notes payable                                 $  741,077     $  626,000
   Current portion of long-term debt                 93,481        213,832
   Accounts payable                                 597,727        425,746
   Accrued salaries and wages                        75,474         63,924
   Accrued workers' compensation                     12,870          6,870
   Other accrued liabilities                         23,216          5,835
                                                 ----------     ----------

         Total Current Liabilities                1,543,845      1,342,207

DEFERRED TAX LIABILITY                              439,700        235,700
OTHER POSTRETIREMENT BENEFITS                       419,856        419,856
NOTES PAYABLE - Long-term                           201,698        412,160

STOCKHOLDERS' EQUITY

   Common stock, $.005 par value per
      share; 25,000,000 shares
      authorized, 4,573,637 shares issued
      and outstanding                                22,868         22,868
   Paid in for common stock in excess
      of par value                                7,410,725      7,410,725
   Accumulated deficit                           (1,817,718)    (3,622,126)
                                                 ----------     ----------

         Total Stockholders' Equity               5,615,875      3,811,467
                                                 ----------     ----------

         Total Liabilities and
           Stockholders' Equity                  $8,220,974     $6,221,390
                                                 ==========     ==========





See Notes to Consolidated Financial Statements

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED INCOME STATEMENTS
                ----------------------------------------

                               (Unaudited)

                               Three Months Ended        Six Months Ended
                                     June 30,                June 30,
                                1998        1997         1998        1997
                              --------    --------     --------    --------
NET SALES                    $2,648,632  $3,010,330   $4,930,502  $6,147,171

COST OF SALES                 2,355,278   2,528,606    4,467,320   5,099,464
                             ----------  ----------   ----------  ----------

GROSS PROFIT                    293,354     481,724      463,182   1,047,707

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES         188,553     231,928      406,253     488,060

RELATED PARTY SERVICES AND
   SALES COMMISSIONS              4,231      10,808        4,231      10,808
                             ----------  ----------   ----------  ----------

INCOME FROM OPERATIONS          100,570     238,988       52,698     548,839

DIVIDEND AND INTEREST
   INCOME (EXPENSE) NET           7,780     (31,149)     (13,549)    (59,653)

OTHER (EXPENSE)                       0           0     (143,214)          0
                             ----------  ----------   ----------  ----------

INCOME (LOSS) BEFORE
   PROVISION FOR
   EXTRAORDINARY ITEM           108,350     207,839     (104,065)    489,186

GAIN ON SALE OF 45%
   INTEREST IN NEW
   HAVEN FOUNDRY                      0           0    2,075,000           0

INCOME BEFORE PROVISION
   FOR INCOME TAXES             108,350     207,839    1,970,935     489,186

PROVISION FOR FEDERAL
   INCOME TAXES                  34,527      75,000      166,527     171,000
                             ----------  ----------   ----------  ----------

NET INCOME                   $   73,823  $  132,839   $1,804,408  $  318,186
                             ==========  ==========   ==========  ==========

BASIC EARNINGS
   PER COMMON SHARE:         $    0.016  $    0.029   $    0.395  $    0.070

WEIGHTED AVERAGE SHARES
   OUTSTANDING                4,573,637   4,573,637    4,573,637   4,573,637

See Notes to Consolidated Financial Statements.



                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       ----------------------------------------------------------
                               (Unaudited)




                                                    SIX MONTHS ENDED JUNE 30, 1998

                                COMMON STOCK        PAID IN FOR
                              ----------------      COMMON STOCK
                            NUMBER OF               IN EXCESS OF    ACCUMULATED   STOCKHOLDERS'
                             SHARES       AMOUNT      PAR VALUE       DEFICIT        EQUITY
                            --------     --------    -----------     ---------      --------
Balance - January 1, 1998   4,573,637   $   22,868   $7,410,725     $(3,622,126)  $3,811,467

Net income                         --           --           --       1,804,408    1,804,408
                           ----------   ----------   ----------      ----------   ----------

Balance - June 30, 1998     4,573,637   $   22,868   $7,410,725     $(1,817,718)  $5,615,875
                           ==========   ==========   ==========      ==========   ==========



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
                           ==========   ==========   ==========     ==========    ==========












See Notes to Consolidated Financial Statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------
                               (Unaudited)

                                                     Six Months Ended
                                                         June 30,
                                                    1998           1997
                                                 ----------     ----------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS

OPERATING ACTIVITIES                             $2,313,758     $   (5,664)

INVESTING ACTIVITIES:

   Purchase of plant and equipment                  (91,649)      (171,455)
                                                 ----------     ----------

Net cash used in investing activities               (91,649)      (171,455)

FINANCING ACTIVITIES:

   Net proceeds - line of credit                    115,077        272,000
   Principal payments under long-term
    obligations                                    (330,813)      (101,035)
   Decrease (increase) notes receivable            (595,550)         8,900
                                                 ----------     ----------

Net cash provided by (used in)
   financing activities                            (811,286)       179,865

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                               1,410,823          2,746

CASH AND CASH EQUIVALENTS - Beginning               110,822          2,086
                                                 ----------     ----------

CASH AND CASH EQUIVALENTS - Ending               $1,521,645     $    4,832
                                                 ==========     ==========











See Notes to Consolidated Financial Statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
          The consolidated Balance Sheet as of June 30, 1998 and the related Consolidated Statements of Operations, Changes in Stockholders' Equity, and Cash Flows for the six months ended June 30, 1998 and 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. The results of operations for the six months ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the whole year.

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

NOTE 3 - STATEMENTS OF CASH FLOWS
          A reconciliation of net income to net cash flows provided by operating activities is as follows:

                                                     Six Months Ended
                                                         June 30,
                                                        (unaudited)
                                                    1998           1997
                                                 ----------     ----------

          Net income                             $1,804,408      $ 318,186
          Adjustments to reconcile net
           income to net cash from
           operating activities:
            Depreciation and amortization           182,000        164,000
            Loss on disposal of fixed assets        143,214             --
            Changes in assets and
             liabilities:
               Accounts receivable                 (115,767)      (632,394)
               Inventories                          (47,001)       (59,000)
               Prepaid expenses                      (4,842)       (96,184)
               Prepaid Federal tax                  (59,166)       264,300
               Other assets                              --         15,271
               Accounts payable                     171,981       (125,515)
               Accrued workers' compensation          6,000          2,996
               Accrued salaries and wages            11,550         11,234
               Deferred income tax                  204,000        122,570
               Other liabilities                     17,381          8,872
                                                 ----------     ----------

                 Net cash provided (used)
                  by operating activities        $2,313,758     $   (5,664)
                                                 ==========     ==========

NOTE 4 - EARNINGS PER SHARE
          The weighted average number of shares used to compute the net income per shares was 4,573,637 and 4,573,637 fully diluted for the six month periods ended June 30, 1998 and 4,573,637 and 4,793,637 fully diluted at June 30, 1997.

NOTE 5 - NOTES PAYABLE
          Notes payable consist of the following at June 30, 1998:

          Note payable bank, due in monthly principle
          installments of $7,583, plus interest at
          prime in payment of loan guarantee for
          investment in CEDS, uncollateralized,
          maturing December 31, 1998.                       $  53,083

          Note payable Ft. Atkinson, due in monthly
          installments of $3,992, including interest
          at 4% through July 2003.                            223,212

          Capital lease, due in monthly installments
          of $705 including interest at 17.9% through
          July 2001.                                           18,884
                                                            ---------

                                                              295,179
          Less current portion                                 93,481
                                                            ---------
                                                            $ 201,698

          Maturities of notes payable obligations are as follows:

          Year ended June 30:
           1999:                          $ 97,816
           2000:                            47,327
           2001:                            50,122
           2002:                            45,409
           2003:                            46 573
           Thereafter                        7,932
                                         ---------
                                         $ 295,179
                                         =========

          The Company maintains a bank line-of-credit of $1,300,000 for working capital requirements. The applicable interest rate is at 1/2% below the prime lending rate, currently 8.5% at June 30, 1998. The line-of-credit is secured by all accounts receivable, inventories and equipment of the Company. Additionally, certain required financial ratios must be maintained. The Company is in compliance with all covenant requirements as of June 30, 1998. The Company has borrowings against the line of $741,077 and $854,000 at June 30, 1998 and 1997, respectively.

NOTE 6 - NOTES RECEIVABLE
      Notes receivable consist of the following at June 30, 1998:

      Notes receivable - Wesley Industries, Inc.
      due in quarterly payments of $4,450 plus
      interest at prime rate.                          $ 13,350

      Note receivable - Wesley Industries, Inc.
      due in quarterly payments of $35,000,
      including imputed interest, commencing
      June 1, 1998, with a final payment of
      the remaining outstanding principal and
      imputed interest balance on March 1, 2003.       $600,000

NOTE 7 - SALE OF STOCK IN INVESTEE COMPANY
      On March 24, 1998, the Company sold its remaining 45% interest in New Haven Foundry to Wesley Industries, Inc. which owned the other 55%. Terms of the agreement included a purchase price of $2,200,000 with $1,500,000 paid at closing and the $700,000 balance including interest due in the form of a promissory note payable in quarterly installments of $35,000. The promissory note is secured by the shares of the New Haven Foundry. In addition, the Company entered into a new cleaning contract with New Haven Foundry which includes a per piece price and a service fee of $2,600,000 paid in quarterly installments of $140,000 over five (5) years.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operation during the periods included in the accompanying consolidated financial statements for the six (6) months ended June 30, 1998.

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

LIQUIDITY & CAPITAL RESOURCES
-----------------------------

     The Company has a consolidated line of credit of $1,300,000 with monthly interest payments at 1/2% below the prime rate with the National Bank of Detroit. The line is collateralized by substantially all assets. Borrowings as of June 30, 1998 were $741,077.

RESULTS OF OPERATIONS
---------------------

     The Company is reporting year-to-date pre-tax loss on operations before extraordinary item of ($104,065) for the six months ended June 30, 1998 as compared to profit of $489,186 for the same period in 1997. Net sales for the period ended June 30, 1998 were approximately $4,920,502; which represents a decrease of 19.8% from 1997 sales through June 30, 1997 of $6,147,171. The loss in 1998 includes a one-time loss of $143,214 for the Michigan Casting Plant where the Company is not renewing its lease.
The production operations were previously consolidated with Yale Industries in 1996.

     The cost of sales for the six months ended June 30, 1998 as a percentage of sales was 90.6% as compared to 83.0% for the same period in 1997.

     Selling, General and Administrative for the three months ended June 30, 1998 as a percentage of sales was 8.2% as compared to 7.9% for the same period in 1997.

     Sales for the first six months were down compared to the first six months of 1997 due primarily to the loss of a major customer at the Ft. Atkinson plant.

     Management anticipates improved results for the second half of the year based on projected increased sales at the Ft. Atkinson plant.

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

MARGATE INDUSTRIES, INC.



By: /s/ William H. Hopton
   ----------------------------
     William H. Hopton

Date:     August 3, 1998