Form 10-Q
period 1998-09-30
MARGATE INDUSTRIES INC
filed 1998-11-02
CIK 761198

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended         September 30, 1998
                                     ------------------------------

                                   OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _______________  to _______________


                     Commission File Number 0-13817


                        MARGATE INDUSTRIES, INC.
         ------------------------------------------------------
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

As of September 30, 1998, the Company had 4,503,637 shares of its $.005 Par Value Common Stock outstanding.

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


            Consolidated Statements of Cash Flows. . . . . . . . . . . 7


            Notes to Consolidated Financial
              Statements . . . . . . . . . . . . . . . . . . . . .8 - 10


Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . . . . .11


PART II:    OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . .12
-------     -----------------

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                -----------------------------------------


                                               September 30,  December 31,
                                                   1998           1997
                                               ------------   ------------
                                                (Unaudited)
ASSETS
------

CURRENT ASSETS

 Cash and cash equivalents                       $1,518,952     $  110,822

 Accounts receivable                              1,994,155      1,864,240

 Notes receivable                                   153,350         17,800

 Inventories - parts and supplies                   164,990         41,991

 Prepaid expenses and other                          24,865         37,394

 Prepaid Federal income tax                         104,046         41,000

 Deferred tax asset                                  12,400         12,400
                                                 ----------     ----------

       Total Current Assets                       3,972,758      2,125,647

Other                                                52,700         56,764

Notes receivable                                    430,074              -

PROPERTY, PLANT AND EQUIPMENT
 At cost net of accumulated depreciation
 and amortization of $1,553,134 and
 $1,324,045 at September 30, 1998 and
 December 31, 1997, respectively                  3,749,496      4,038,979
                                                 ----------     ----------

       Total Assets                              $8,205,028     $6,221,390
                                                 ==========     ==========







See Notes to Consolidated Financial Statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS (Continued)
                -----------------------------------------


                                               September 30,  December 31,
                                                   1998           1997
                                               ------------   ------------
                                               (Unaudited)

LIABILITIES & STOCKHOLDER'S EQUITY
----------------------------------

CURRENT LIABILITIES

 Notes payable                                   $  868,077     $  626,000
 Current portion of long-term debt                   84,023        213,832
 Accounts payable                                   493,069        425,746
 Accrued salaries and wages                          84,732         63,924
 Accrued workers' compensation                       15,870          6,870
 Accrued federal income tax                               -              -
 Other accrued liabilities                           22,825          5,835
                                                 ----------     ----------

       Total Current Liabilities                  1,568,596      1,342,207

DEFERRED TAX LIABILITY                              439,700        235,700
OTHER POSTRETIREMENT BENEFITS                       419,856        419,856
NOTES PAYABLE - Long-term                           205,446        412,160

STOCKHOLDERS' EQUITY

 Common stock, $.005 par value per
    share; 25,000,000 shares authorized,
    4,503,637 and 4,573,637 shares issued
    and outstanding at September 30, 1998
    and December 31, 1997, respectively              22,518         22,868
 Paid in for common stock in excess
    of par value                                  7,363,428      7,410,725
 Accumulated deficit                             (1,814,516)    (3,622,126)
                                                 ----------     ----------

       Total Stockholders' Equity                 5,571,430      3,811,467
                                                 ----------     ----------

       Total Liabilities and
         Stockholders' Equity                    $8,205,028     $6,221,390
                                                 ==========     ==========





See Notes to Consolidated Financial Statements

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED INCOME STATEMENTS
                -----------------------------------------
                               (Unaudited)

                               Three Months Ended        Nine Months Ended
                                  September 30,            September 30,
                                1998        1997         1998        1997
                              --------    --------     --------    --------
NET SALES                    $2,523,248  $1,885,119   $7,453,750  $8,032,290

COST OF SALES                 2,317,488   1,968,191    6,784,808   7,067,655
                             ----------  ----------   ----------  ----------

GROSS PROFIT                    205,760     (83,072)     668,942     964,635

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES        207,368     240,465      613,621     728,525

RELATED PARTY SERVICES
 AND SALES COMMISSIONS                0           0        4,231      10,808
                             ----------  ----------   ----------  ----------

INCOME (LOSS) FROM OPERATIONS    (1,608)   (323,537)      51,090     225,302

DIVIDEND AND INTEREST INCOME
 (EXPENSE) NET                    8,690     (26,908)      (4,859)    (86,561)

OTHER (EXPENSE)                       0           0     (143,214)          0
                             ----------  ----------   ----------  ----------

INCOME (LOSS) BEFORE PROVISION
 FOR EXTRAORDINARY ITEM           7,082    (350,445)     (96,983)    138,741

GAIN ON SALE OF 45% INTEREST
 IN NEW HAVEN FOUNDRY                 0           0    2,075,000           0

INCOME (LOSS) BEFORE PROVISION
 FOR INCOME TAXES                 7,082    (350,445)   1,978,017     138,741

PROVISION FOR FEDERAL INCOME
 TAXES                            3,880     116,000      170,407      55,000
                             ----------  ----------   ----------  ----------

INCOME (LOSS)                $    3,202  $ (234,445)  $1,807,610  $   83,741
                             ==========  ==========   ==========  ==========

BASIC EARNINGS PER
 COMMON SHARE:               $    0.011  $   (0.051)  $    0.396  $    0.018

WEIGHTED AVERAGE SHARES
 OUTSTANDING                  4,552,658   4,573,637    4,566,557   4,573,637





See Notes to Consolidated Financial Statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       ----------------------------------------------------------
                               (Unaudited)

                                                    NINE MONTHS ENDED SEPTEMBER 30, 1998

                                COMMON STOCK        PAID IN FOR
                              ----------------      COMMON STOCK
                            NUMBER OF               IN EXCESS OF    ACCUMULATED   STOCKHOLDERS'
                             SHARES       AMOUNT      PAR VALUE       DEFICIT        EQUITY
                            --------     --------    -----------     ---------      --------
Balance - January 1, 1998   4,573,637   $   22,868   $7,410,725     $(3,622,126)  $3,811,467

Repurchase of common stock    (70,000)        (350)     (47,297)              0      (47,647)

Net income                         --           --           --       1,807,610    1,807,610
                           ----------   ----------   ----------      ----------   ----------

Balance -
     September 30, 1998     4,503,637   $   22,518   $7,363,428     $(1,814,516)  $5,571,430
                           ==========   ==========   ==========      ==========   ==========



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
                           ==========   ==========   ==========     ==========    ==========











See Notes to Consolidated Financial Statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------
                               (Unaudited)

                                                     Nine Months Ended
                                                       September 30,
                                                   1998           1997
                                               ------------   ------------

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS

OPERATING ACTIVITIES                             $2,241,578     $  612,750

INVESTING ACTIVITIES:

 Purchase of plant and equipment                   (125,731)      (214,166)
                                                 ----------     ----------

Net cash used in investing activities              (125,731)      (214,166)

FINANCING ACTIVITIES:

 Net proceeds (repayments) -
  line of credit (net)                              242,077       (250,000)
 Purchase of common stock                           (47,647)             -
 Principal payments under
  long-term obligations                            (336,523)      (155,147)
 Proceeds from long-term obligations                      -              -
 Decrease (increase) notes receivable              (565,624)        13,320
                                                 ----------     ----------

Net cash provided by (used in)
 financing activities                              (707,717)      (391,827)

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                 1,408,130          6,757

CASH AND CASH EQUIVALENTS - Beginning               110,822          2,086
                                                 ----------     ----------

CASH AND CASH EQUIVALENTS - Ending               $1,518,952     $    8,843
                                                 ==========     ==========








See Notes to Consolidated Financial Statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
      The consolidated Balance Sheet as of September 30, 1998 and the related Consolidated Statements of Operations, Changes in Stockholders' Equity, and Cash Flows for the nine months ended September 30, 1998 and 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. The results of operations for the nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the whole year.

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

NOTE 3 - STATEMENTS OF CASH FLOWS
      A reconciliation of net income to net cash flows provided by operating activities is as follows:

                                                       Nine Months Ended
                                                         September 30,
                                                          (unaudited)
                                                      1998           1997
                                                   ----------     ----------

Net income                                         $1,807,610     $   83,741
Adjustments to reconcile net income to
  net cash from operating activities:
    Depreciation and amortization                     272,000        245,000
    Loss on disposal of fixed assets                  143,214             --
    Changes in assets and liabilities:
      Accounts receivable                            (129,915)        69,833
      Inventories                                    (122,999)       (37,500)
      Prepaid expenses                                 12,529          9,986
      Prepaid Federal tax                             (63,046)       270,870
      Other assets                                      4,064         15,271
      Accounts payable                                 67,323        (88,469)
      Accrued workers' compensation                     9,000          5,996
      Accrued salaries and wages                       20,808           (462)
      Deferred income tax                             204,000              -
      Other liabilities                                16,990         38,454
                                                   ----------     ----------

        Net cash provided (used) by
          operating activities                     $2,241,578     $  612,720
                                                   ==========     ==========

NOTE 4 - EARNINGS PER SHARE
      The weighted average number of shares used to compute the net income per shares was 4,566,567 and 4,573,637 fully diluted for the nine month periods ended September 30, 1998, respectively.

NOTE 5 - NOTES PAYABLE
      Notes payable consist of the following at September 30, 1998:

      Note payable bank, due in monthly principle
      installments of $7,583, plus interest at
      prime in payment of loan guarantee for
      investment in CEDS, uncollateralized,
      maturing January 1999.                           $  30,333

      Capital Lease - Yale - due in monthly
      installments of $868.48 including interest
      at 9.0% maturing September 2001.                    24,337

      Note payable Ft. Atkinson, due in monthly
      installments of $3,992, including interest
      at 4% through July 2003.                           216,705

      Capital lease - Ft. Atkinson - due in
      monthly installments of $705 including
      interest at 17.9% through July 2001.                18,094
                                                       ---------

                                                         289,469
      Less current portion                                84,023
                                                       ---------
                                                       $ 205,446

      Maturities of notes payable obligations are as follows:

          Year ended September 30:
               1999:                                   $  84,023
               2000:                                      56,628
               2001:                                      56,954
               2002:                                      45,049
               2003:                                      46,815
                                                       ---------

                                                       $ 289,469
                                                       =========

      The Company maintains a bank line-of-credit of $1,300,000 for working capital requirements. The applicable interest rate is at 1/2% below the prime lending rate, currently 8.5% at September 30, 1998. The line-of-credit is secured by all accounts receivable, inventories and equipment of the Company. Additionally, certain required financial ratios must be maintained. The Company is in compliance with all covenant requirements as of September 30, 1998. The Company has borrowings against the line of $868,077 and $332,000 at September 30, 1998 and 1997, respectively.

NOTE 6 - NOTES RECEIVABLE

      Notes receivable consist of the following at September 30, 1998:

      Notes receivable - Wesley Industries, Inc.
      due in quarterly payments of $4,450 plus
      interest at prime rate.                           $  8,900

      Note receivable - Wesley Industries, Inc.
      due in quarterly payments of $35,000
      including imputed interest commencing
      June 1, 1998, with a final payment of
      the remaining outstanding principal and
      imputed interest balance on March 1, 2003.        $574,524

NOTE 7 - SALE OF STOCK IN INVESTEE COMPANY
      On March 24, 1998, the Company sold its remaining 45% interest in New Haven Foundry to Wesley Industries, Inc. which owned the other 55%. Terms of the agreement included a purchase price of $2,200,000 with $1,500,000 paid at closing and the $700,000 balance including interest due in the form of a promissory note payable in quarterly installments of $35,000. The promissory note is secured by the shares of the New Haven Foundry. In addition, the Company entered into a new cleaning contract with New Haven Foundry which includes a per piece price and a service fee of $2,800,000 paid in quarterly installments of $140,000 over five (5) years. The gain on sale is reported on the consolidated income statement net of legal fees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

   The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operation during the periods included in the accompanying consolidated financial statements for the nine (9) months ended September 30, 1998.

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

LIQUIDITY & CAPITAL RESOURCES
-----------------------------

   The Company has a consolidated line of credit of $1,300,000 with monthly interest payments at the prime rate with the National Bank of Detroit. The line is collateralized by substantially all assets.
Borrowings as of September 30, 1998 were $868,077.

RESULTS OF OPERATIONS
---------------------

   The Company is reporting year-to-date pre-tax loss on operations before extraordinary item of ($96,983) for the nine months ended September 30, 1998 as compared to profit of $138,741 for the same period in 1997.
Net sales for the period ended September 30, 1998 were approximately $7,453,750; which represents a decrease of 7.2% from 1997 sales through September 30, 1997 of $8,032,290. The loss in 1998 includes a one-time loss of $143,214 for the Michigan Casting Plant where the Company is not renewing its lease. The production operations were previously consolidated with Yale Industries in 1996.

   The cost of sales for the nine months ended September 30, 1998 as a percentage of sales was 91.0% as compared to 88.0% for the same period in 1997.

   Selling, General and Administrative for the nine months ended
September 30, 1998 as a percentage of sales was 8.2% as compared to 9.1% for the same period in 1997.

   Sales for the nine months were down compared to the first nine months of 1997 due primarily to the loss of a major customer at the Ft. Atkinson plant. Sales were also down due to the General Motors strike.

   Management anticipates improved results for the fourth quarter of the year based on projected increased sales at the Ft. Atkinson plant.

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

MARGATE INDUSTRIES, INC.



By: /s/ William H. Hopton
   -------------------------------
   William H. Hopton

Date:   November 2, 1998