Form 10-Q/A
period 1998-09-30
MARGATE INDUSTRIES INC
filed 1999-02-18
CIK 761198

FORM 10-Q/A-1


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


IMPACT OF THE YEAR 2000 ISSUE
-----------------------------

   The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.
This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Based on an assessment of its computer systems, the Company believes that it will not encounter significant operational problems or be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. In particular, the Company has installed current compliant software for its inventory and made inquiries of its vendors to insure they are taking proper steps to insure 2000 compliance. However, if problems are encountered and modifications and conversions are not timely made, the Year 2000 problem may have an impact on the operations of the Company.

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


Date:   February 17, 1999