Form 10-K405
period 1998-12-31
MARGATE INDUSTRIES INC
filed 1999-03-29
CIK 761198

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

              For the fiscal year ended   DECEMBER 31, 1998
                                         -----------------------------
                                   or

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

At March 29, 1999, 1,489,214 shares of Common Stock, $.005 par value, were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant on that date was approximately $1,964,372.

Documents incorporated by reference:  NONE

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                         Yes   X       No
                             -----        -----
Page 1 of 42 pages                       Exhibits are indexed on page 18.

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

     On July 19, 1990, the Company sold 55% of the common stock of NHF to Wesley Industries, Inc., ("Wesley"), for $1,589,000 consisting of
$1,500,000 cash and an $89,000 five-year Promissory Note. Wesley was 50%-owned by Mr. Delbert W. Mullens, currently a Director of the Company and 50%-owned by Ms. Lula Mullens. The promissory note called for interest at 2% over the prime rate, with no principal payments required until September, 1991. The Company extended the term of the note and payments begin in April, 1994. Upon repayment of the promissory note, Wesley had the right to purchase an additional 20% of the shares of NHF held by the Company for $800,000 or the then current book value, whichever is greater. Upon such purchase, the Company could require Mr. Mullens to purchase the remaining shares for $1,800,000 or the then current book value, whichever is greater.

     The terms of the sale also provided for an annual commission contract between NHF and the Company and between NHF and Wesley relating to sales in excess of $35,000,000 annually. The Company received $150,000 each year plus 3% on the difference between actual sales in excess of $35,000,000 but less than $40,000,000 plus 2% on actual sales that exceed $40,000,000.
This commissions contract would be in effect for a period of not less than fifteen (15) years. Also, for a minimum period of fifteen (15) years, the Company and its subsidiaries would provide cleaning services on all castings produced by NHF on an exclusive basis, so long as the Company retained an ownership interest in NHF.

     Pursuant to the sale, Mr. Mullens was elected to the Company's Board of Directors. Conversely, the Company had representatives that account for forty five percent (45%) of the Directors/Voters on the

NHF Board of Directors. In addition, Mr. Mullens was restricted from transferring his interest in NHF stock without the consent of the Company and also he had a first right of refusal to purchase the balance of the NHF common stock in the event the Company wishes to sell or transfer any of its remaining NHF stock.

     Pursuant to the agreement for the sale of NHF common stock, Mr. Mullens had an option to purchase 33,334 shares of the Company's common stock at $4.50 per share and an additional 33,334 shares at $7.50 per share upon purchase of the first 33,334 shares. Mr. Mullens' shares subject to option and the exercise price thereof were adjusted to reflect the reverse stock splits described below.

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

     On March 24, 1998, the Company sold its remaining 45% interest in New Haven Foundry to Wesley Industries, Inc., which owned the other 55%. Terms of the agreement included a purchase price of $2,200,000 with $1,500,000 paid at closing and the $700,000 balance, including interest, due in the form of a promissory note payable in quarterly installments of $35,000.
The promissory note is secured by the shares of New Haven Foundry. In addition, the Company entered into a new cleaning contract with New Haven Foundry which includes a per piece price and a service fee of $2,800,000 paid in quarterly installments of $140,000 over five (5) years. The gain on sale is reported on the consolidated income statement net of legal fees.

     On November 13, 1998, following a vote at a Special Meeting of Shareholders, the Company approved a one for three reverse split of the outstanding shares of the Company. Unless otherwise indicated, information in this report reflects the one for three reverse split of the Company's Common Stock effective in November 1998.

     (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. The Company's activities are confined to the finishing and testing of castings for the automotive and other industries, hence the Company has no other industry segments other than as stated herein. See Financial Statements for additional information concerning the Company's business.

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

     Fort Atkinson Industries is also engaged in the business of performing finishing operations on castings for the foundry industry. The Company believes there exists a significant potential for additional sales volume for finishing operations from non-affiliated foundries and from NHF as it continues to grow and diversify into the non-automotive industries.

          (i) PRINCIPAL PRODUCTS PRODUCED AND SERVICE RENDERED AND PRINCIPAL MARKETS. The principal service rendered by the Company is the finishing, cleaning and testing of castings produced by NHF for the automotive industry and other component manufacturers in the United States and Canada.

          (ii) STATUS OF NEW PRODUCTS OR INDUSTRY SEGMENTS. The Company announced it began cleaning operations at Fort Atkinson in early 1996. Except as to Fort Atkinson, there has been no public announcement of, and no information otherwise has been made public about, a new product or industry segment, which would require the investment of a material amount of the Company's assets, or which otherwise is material.

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

          (vii) MAJOR CUSTOMERS. The following table sets forth information concerning customers, or any group of customers under common control, or customers which are affiliates of each other, to which sales were made by the Company during the fiscal year ended December 31, 1998, in an amount which equals 10% or more of the Company's revenue and the Company's relationship to each:

                               RELATIONSHIP                PERCENT
                                   TO         AMOUNT OF    OF TOTAL
           CUSTOMER              COMPANY       REVENUE     REVENUE
           --------              -------       -------     -------

     New Haven Foundry, Inc.      None        $7,497,380    76.8%

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

          (xii) ENVIRONMENTAL PROTECTION. The Company is subject to various federal, state, and local provisions regarding environmental matters, the existence of which has not hindered nor adversely affected the Company's business. Although the Company does not believe its business operations presently impair environmental quality, compliance with federal, state and local regulations which have been enacted or adopted regulating the discharge of materials into the environment could have an adverse effect upon the capital expenditures, earnings and competitive position of the Company. Since inception, the Company has not made any material capital expenditures for environmental control facilities and does not expect to make any such expenditures during the current and following fiscal years. However, the Company has agreed to administer the expenditure of $253,000 which the city of Yale, Michigan received as a community development block grant to perform an investigation to determine the extent of contamination at the Yale plant site and to clean up soil contamination left by previous owners and operators to a maximum of $253,000. The Company estimates the costs of administering the grant to be less than $50,000. As a result of its agreement to perform these procedures, the city of Yale, Michigan would transfer the property to the Company for use for casting, cleaning and foundry support operations within two years subject to certain conditions set forth in Item 7 of this Report. The Company has also received a hold harmless for any existing conditions at the facility. The property was transferred to the Company in 1995.

          (xiii) EMPLOYEES. As of December 31, 1998, the Company had approximately 175 hourly employees and 22 salaried employees at Yale Industries, Fort Atkinson Industries and Margate Industries. None of these employees are presently represented by a union.

     (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES. The Company has no operations in foreign countries and no portion of its sales or revenues is derived from customers in foreign countries except Yale had sales of approximately $0 in 1998, $0 in 1997 and $19,133 in 1996 to Western Foundry, a Canadian company and $0 in 1998, $41,000 in 1997 and $122,500 in 1996 to Ford of Canada.


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

     Fort Atkinson's facilities are located in Fort Atkinson, Wisconsin. It leases facilities covering approximately 73,000 square feet. The Company has leased this facility for a ten (10) year period beginning in December 1995. Base rent is $11,312.50 per month. The Company believes the plant is suitable for its present and future needs.

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

                                                        BID PRICE
                                                   ADJUSTED FOR REVERSE
                                                  STOCK SPLIT ON 11/13/98
                                                  -----------------------
                                                       HIGH      LOW
                                                      ------    -----

     Quarter ended March 31, 1998                      $2.06     $1.13
     Quarter ended July 30, 1998                       $2.53     $1.50
     Quarter ended September 30, 1998                  $2.67     $1.31
     Quarter ended December 31, 1998                   $1.88     $1.25

     Quarter ended March 31, 1997                      $2.52     $1.89
     Quarter ended June 30, 1997                       $2.52     $2.16
     Quarter ended September 30, 1997                  $3.18     $2.07
     Quarter ended December 31, 1997                   $1.98     $1.23

     Quarter ended March 31, 1996                      $3.75     $2.64
     Quarter ended June 30, 1996                       $3.18     $2.34
     Quarter ended September 30, 1996                  $3.75     $2.73
     Quarter ended December 31, 1996                   $3.48     $1.32


     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The approximate number of holders of record or the Company's common stock at March 29, 1999 was 466.

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

(In Thousands, Except for Share Data)

                                        Year Ended December 31
                             ----------------------------------------------

                              1998     1997      1996       1995      1994
                             ------   ------    ------     ------    ------

Net sales                   $ 9,769  $10,472   $ 9,442    $ 9,311   $ 8,486

Net income (loss)           $ 1,971  $   149   $  (773)   $(1,744)  $ 1,445

Net income (loss)
 per common share           $  1.30  $  0.10   $ (0.51)   $ (1.11)  $  0.93

Dividends declared
 per common share           $     0  $     0   $     0    $0.0900   $0.1575

Total assets                $ 7,562  $ 6,221   $ 6,195    $ 5,465   $ 7,328

Long-term  debt             $   192  $   412   $   344    $   184   $    26

Stockholders' equity        $ 5,716  $ 3,811   $ 3,662    $ 4,465   $ 6,392

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

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

     The current and quick ratios, which provide an indication of the Company's short-term assets in relation to its short-term obligations, for the comparable periods are as follows:

                                           1998               1997
                                        ----------         ----------

 Working Capital                        $2,371,838         $ 783,440

 Current Ratio                           3.51 : 1           1.58 : 1

 Quick Assets (Cash, Securities
   and Receivables)                     $3,074,171         $1,975,062

 Quick Ratio                             3.25 : 1           1.47 : 1

     As noted by the above computations, the current ratio has increased from 1.58:1 to 3.51:1 and working capital has increased by $1,588,398 for the period from December 31, 1997 to December 31, 1998. The quick ratio has increased from 1.47:1 to 3.25:1. The largest single factor contributing to the increase in working capital is the sale of NHF of $2,075,212 of which $1,551,429 was received in cash in 1998.

     Receivables decreased by $294,794 from December 31, 1997 to December 31, 1998. The decrease was due primarily to decreased sales volume and increased collections.

     The Company has a facility line of credit of $1,300,000, with monthly interest payments at 1/2 below the prime rate. This line of credit is collateralized by substantially all the assets of the Company. Borrowings as of December 31, 1998 were $585,212.

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

RESULTS OF OPERATIONS
---------------------

YEAR ENDED DECEMBER 31, 1997 VS. YEAR ENDED DECEMBER 31, 1998
-------------------------------------------------------------

     Sales decreased by $703,136 or 6.7% from December 31, 1997 to December 31, 1998. The Company's net income increased by $1,822,117 over the prior year's income of $148,999. The decrease in sales for 1998 is mostly attributable to a loss of a major customer at the Fort Atkinson Plant.

     Cost of sales as a percentage of sales was 90.6% for the year ending December 31, 1998 as compared to 87.5% for the year ending December 31, 1997. The major reasons for the increase was higher labor costs and the effect of fixed costs which will not decrease with reduced sales.

     Selling, general and administrative expenses decreased by $166,701 from 1997 to 1998. This was mainly due to reduced sales and cost reductions.

     Interest income (net of interest expense) for the year ending December 31, 1998 increased by $125,140 from 1997. This increase was a result of increased interest income from notes receivable on the sale of NHF and a decrease in interest expense from lower interest rates and use of operating funds.

     Related party services and sales commissions decreased from $18,098 in 1997 to $4,232 in 1998. This decrease was in sales volume from customers from outside sales representatives.

YEAR ENDED DECEMBER 31, 1996 VS. YEAR ENDED DECEMBER 31, 1997
-------------------------------------------------------------

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

     During 1998, 1997 and 1996 there were no significant changes in prices.

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

     None.

ITEM 10.  IDENTIFICATION OF OFFICERS AND DIRECTORS
          ----------------------------------------

     The following table sets forth the names and ages of all Officers and Directors of the Company, indicating all positions and offices with the Company held by each such person, and any periods during which he has served as such:

                                                      Position Served
                               Positions with          as Director
      Name              Age   All the Company           of Company
      ----              ---   ---------------           ----------

Frederick G. Schriever  74  Chairman of the Board      November 1987 to present
                             and Director of the
                             Company, Ft. Atkinson,
                             and Yale Industries

Delbert W. Mullens      54  Vice Chairman of the       July 1990 to present
                             Board and Director of
                             the Company, Ft. Atkinson,
                             and Yale Industries

William H. Hopton       64  President and Director     January 1986 to present
                             of the Company, Ft.
                             Atkinson, and Yale Industries

Frederick G. Berlet     70  Treasurer and Director     November 1987 to present
                             of the Company, Ft.
                             Atkinson, and Yale Industries

David A. Widlak         50  Vice President, Secretary  November 1987 to present
                             and Director of the
                             Company, Ft. Atkinson,
                             and Yale Industries

BUSINESS EXPERIENCE OF DIRECTORS AND OFFICERS
---------------------------------------------

     FREDERICK G. SCHRIEVER has been Chairman of the Company's Board of Directors since November of 1987. He has been President of Casting Sales, Inc. from 1972 to present. Casting Sales, Inc. acts as a manufacturer's representative of foundries. Since 1955 to the present, Mr. Schriever has also been President of Amber Tool and Engineering which holds real estate and owns an interest in several companies and President of Trio Machine Products Corp., a production machine shop. Since 1960 to the present, he has also been President of J.P. Bell Co., a company specializing in machine levelers, Vice President of Casting Industries, Inc. and Chairman of Snap Fast, Inc. Mr. Schriever received a Bachelor of Science Degree in chemistry in 1949 from the University of Michigan. Mr. Schriever devotes as much time as necessary to the business of the Company and its subsidiaries.

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

     COMMITTEES, MEETINGS OF THE BOARD OF DIRECTORS. The Company has an audit and compensation committee consisting of Frederick Schriever, Frederick Berlet and David Widlak, which consults with and reviews the reports of the Company's independent auditors and the Company's internal financial staff. This committee also makes recommendations to the Company's Board of Directors as to compensation matters. The audit and compensation committee held one meeting during the year. The Company's Board of Directors held four regular meetings and three special meetings during the fiscal year ended December 31, 1998, at which time all of the then Directors were present or consented in writing to the actions taken at such meetings.

     COMPLIANCE WITH SECURITIES EXCHANGE ACT REPORTING REQUIREMENTS. To the Company's knowledge, during the fiscal year ended December 31, 1998, the Company's Officers and Directors complied with all applicable Section 16(a) filing requirements. This statement is based solely on a review of the copies of such reports furnished to the Company by its Officers and Directors and their written representations that such reports accurately reflect all reportable transactions.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     CASH COMPENSATION. The following table sets forth the total remuneration paid during the Company's last fiscal year ended December 31, 1998 and the prior two years to the Chief Executive Officer, the only executive office whose total cash and non cash compensation exceeded $100,000 prior to 1995. In 1995 David Widlak's, Vice President of Mergers and Acquisitions, compensation exceeded $100,000.

==========================================================================================================
                                       SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------
                                                                    Long Term Compensation
                                                                 ------------------------------
                     Annual Compensation                                  Awards        Payouts
-----------------------------------------------------------------------------------------------

      (a)             (b)      (c)          (d)         (e)         (f)          (g)     (h)        (i)

                                                       Other                                        All
      Name                                             Annual   Restricted              LTIP       Other
      and                                              Compen-     Stock      Options/  Pay-      Compen-
   Principal                  Salary       Bonus       sation     Award(s)     SARs     outs      sation
   Position         Year (1)    ($)         ($)        ($)(2)       ($)       (#)(3)    ($)       ($)(4)
----------------------------------------------------------------------------------------------------------
William H. Hopton    1998    $ 90,000     $ -0-        $ 30,000                                   $ 16,400
 President and CEO   1997    $ 87,500     $ -0-        $ 24,000                                   $ 15,800
                     1996    $ 85,000     $ -0-        $ 24,000                                   $ 14,000

David Widlak         1998    $ 66,000     $ -0-        $ 30,000                                   $ 14,500
 Vice President      1997    $ 62,500     $ -0-        $ 24,000                                   $ 12,300
                     1996    $ 60,000     $ -0-        $ 24,000                                   $ 10,200
===========================================================================================================


(1)  Periods presented are for the year ended December 31.
(2)  Represents Directors fees.
(3) Number of shares of Common Stock subject to options granted during the year indicated.
(4) Represents employer contributions for insurance, disability insurance, pension and car allowance.


COMPENSATION OF DIRECTORS

     The Directors receive $6,000 for each regular meeting they attend plus expenses. The Chairman of the Board of Directors receives $7,000 per meeting. Special meetings were paid at $3,000, but have been reduced currently to $1,500.

OPTIONS GRANTED

     The following table sets forth the options that have been granted to the Chief Executive Officer and President listed in the Executive
Compensation Table during the Company's last fiscal year ended December 31, 1998.

              Option/SAR Grants in Last Fiscal Year (1998)
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

William H. Hopton      N/A             N/A            N/A           N/A
President and CEO

AGGREGATE OPTIONS EXERCISED IN 1998 AND OPTION VALUES AT DECEMBER 31, 1998

     The following table sets forth certain information regarding options to purchase shares of Common Stock exercised during the Company's 1998 fiscal year and the number and value of exercisable and unexercisable options to purchase shares of Common Stock held as of the end of the Company's 1998 fiscal year by the Executive Officers of the Company named in the Summary Compensation Table:

                 Aggregated Options Exercised in 1998
                and Option Values at December 31, 1998
--------------------------------------------------------------------------
       (a)              (b)          (c)        (d)             (e)
                                                             Value of
                                             Number of      Unexercised
                                            Unexercised     In-the-Money
                                             Options at      Options at
                   Shares                     12/31/98        12/31/98
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
President and CEO
--------------------------------------------------------------------------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. The following table sets forth as of March 29, 1999, information with respect to the ownership of the Company's $.005 par value common stock by each person known by the Company to own beneficially more than 5% of the outstanding common stock, and by each of its officers and directors and by all officers and directors collectively as a group:

                                             Amount and
                                              Nature of
Name and Address of                           Beneficial      Percent of
 Beneficial Owner                             Ownership       Class (1)
------------------                           ----------       ----------

Frederick G. and Patricia W. Schriever         266,549           17.9%

Frederick G. Berlet                                  0 (2)          0%
S.W.O. Management Consultants, Ltd.

David A. Widlak                                 64,766            4.3%

Delbert W. Mullens                               6,966            0.5%

William H. Hopton                               47,353 (3)        3.2%

All Officers and Directors                     385,634           25.9%
of the Company & Subsidiaries
as a Group (5 Persons)
_______________

(1) Each person has sole voting and investment power with respect to the shares shown except as noted.

(2) 75,139 shares are held in a trust for Mr. Berlet's children. Mr. Berlet has no voting or dispositive power over the trust and hence, discloses no beneficial interest in those shares held in trust.

(3) Includes 37,353 shares held by William Hopton, individually, 10,000 shares held by his three children.

     CHANGES IN CONTROL. The Company knows of no contractual arrangements, including any pledge by any person of securities, which may at a subsequent date result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     None

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

(a)  (1). The following Financial Statements are filed as part of this
     Report:
                                                                     Page
                                                                     ----

     Independent Auditors' Report. . . . . . . . . . . . . . . . . . .F-1

     Consolidated Balance Sheets, December 31, 1998 and 1997 . . . . .F-2

     Consolidated Statements of Income, Years ended
     December 31, 1998, 1997 and 1996. . . . . . . . . . . . . . . . .F-4

     Consolidated Statements of Stockholders' Equity For the Years
     ended December 31, 1998, 1997 and 1996. . . . . . . . . . . . . .F-5

     Consolidated Statements of Cash Flows, Years ended
     December 31, 1998, 1997 and 1996. . . . . . . . . . . . . . . . .F-6

     Notes to Consolidated Financial Statements. . . . . . . . . . . .F-7


(a)  (3)  Exhibits:

     27        Financial Data Schedule


(b)  Reports on Form 8-K:

     None

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                                ________

                          FINANCIAL STATEMENTS
                                   AND
                      INDEPENDENT AUDITORS' REPORT
                                ________

                            DECEMBER 31, 1998

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

                      Independent Auditors' Report
                      ----------------------------


To the Board of Directors
Margate Industries, Inc. and Subsidiaries
Yale, Michigan


We have audited the accompanying consolidated balance sheets of MARGATE INDUSTRIES, INC. AND SUBSIDIARIES as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of NEW HAVEN FOUNDRY, the investment in which, as discussed in Note 1 to the financial statements, is accounted for by the equity method of accounting. The financial statements of NEW HAVEN FOUNDRY were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for NEW HAVEN FOUNDRY, is based solely on the report of the other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MARGATE INDUSTRIES, INC. AND SUBSIDIARIES at December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


PERRIN, FORDREE & COMPANY, P.C.





Troy, Michigan
February 10, 1999

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET
                            DECEMBER 31, 1998




                                 ASSETS
                                 ------

                                                        DECEMBER 31,
                                                ---------------------------
                                                    1998           1997
                                                ------------   ------------
CURRENT ASSETS:
   Cash and cash equivalents:                   $ 1,504,725    $   110,822
   Accounts receivable:
      Trade                                       1,569,446        378,301
      Related parties                                   -        1,485,939
   Current maturities of notes receivable           108,571            -
   Notes receivable - related party                     -           17,800
   Inventories                                       43,000         41,991
   Prepaid expenses and other                        60,049         37,394
   Prepaid federal income tax                        21,700         41,000
   Deferred tax assets                               10,500         12,400
                                                -----------    -----------
         Total current assets                     3,317,991      2,125,647

PROPERTY, PLANT AND EQUIPMENT - At cost,
   net of accumulated depreciation and
   amortization of $1,631,533 and
   $1,324,045 at December 31, 1998
   and 1997, respectively                         3,763,902      4,038,979

NOTES RECEIVABLE - net of current
maturities                                          440,000            -

OTHER                                                39,800         56,764

INVESTMENT IN NEW HAVEN FOUNDRY                         -              -






                                                -----------    -----------

                                                $ 7,561,693    $ 6,221,390
                                                ===========    ===========

The accompanying notes are an integral part of the financial statements.

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

                                                        DECEMBER 31,
                                                ---------------------------
                                                    1998           1997
                                                ------------   ------------
CURRENT LIABILITIES:
   Line-of-credit                               $   585,212    $   626,000
   Current portion of long term notes
   payable                                           61,710        213,832
   Accounts payable                                 212,306        425,746
   Accrued salaries and wages                        67,233         63,924
   Accrued workers' compensation                      4,651          6,870
   Other accrued liabilities                         15,041          5,835
                                                -----------    -----------
         Total current liabilities                  946,153      1,342,207

DEFERRED TAX LIABILITIES                            255,500        235,700

OTHER POSTRETIREMENT BENEFITS                       452,075        419,856

NOTES PAYABLE - Long-term                           191,599        412,160

CONTINGENCIES                                           -              -

STOCKHOLDERS' EQUITY:
   Common stock - $.015 par value:
      Authorized - 25,000,000 shares
      Issued and outstanding -
        1,489,214 and 1,524,546
        at December 31, 1998 and
        1997, respectively                           22,338         22,868
   Paid-in for common stock in excess of
      par value                                   7,345,038      7,410,725
   Accumulated deficit                           (1,651,010)    (3,622,126)
                                                -----------    -----------
         Total stockholders' equity               5,716,366      3,811,467
                                                -----------    -----------

                                                $ 7,561.693    $ 6,221,390
                                                ===========    ===========

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF OPERATIONS
              YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                          1998         1997         1996
                                         ------       ------       ------
NET SALES (Including related party
   sales and commissions of
   $1,889,000, $7,010,000 and
   $7,076,000 in 1998, 1997 and
   1996, respectively)                $ 9,768,537  $10,471,673   $ 9,441,452

COST OF SALES                           8,851,386    9,159,159     8,812,222
                                      -----------  -----------   -----------

GROSS PROFIT                              917,151    1,312,514       629,230

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                835,573    1,002,274       947,423

RELATED PARTY SERVICES AND
   SALES COMMISSIONS                        4,232       18,098         6,316
                                      -----------  -----------   -----------

INCOME (LOSS) FROM OPERATIONS              77,346      292,142      (324,509)

DIVIDEND AND INTEREST INCOME
   (EXPENSE) - NET                         19,997     (105,143)      (47,888)

EQUITY LOSS OF INVESTEE COMPANIES             -            -        (531,712)

LOSS ON SALE OF MARKETABLE
   SECURITIES                                 -            -         (41,721)

LOSS ON ABANDONMENT OF LEASEHOLD
   IMPROVEMENTS                          (143,214)         -             -

OTHER INCOME -  Net                        15,773          -           7,360
                                      -----------  -----------   -----------

INCOME (LOSS) BEFORE PROVISION
   FOR INCOME TAXES                       (30,098)     186,999      (938,470)

PROVISION FOR FEDERAL
   INCOME TAXES                            10,000       38,000      (165,000)
                                      -----------  -----------   -----------

INCOME (LOSS) BEFORE
   EXTRAORDINARY ITEM                     (20,098)     148,999      (773,470)

EXTRAORDINARY ITEM - gain on
   sale of equity investee
   (net of applicable income
   tax expense of $84,000)              1,991,214          -             -
                                      -----------  -----------   -----------
NET INCOME (LOSS)                     $ 1,971,116  $   148,999   $  (773,470)
                                      ===========  ===========   ===========
BASIC EARNINGS (LOSS) PER SHARE:
CONTINUING OPERATIONS                 $      (.01) $       .10   $      (.51)
EXTRAORDINARY ITEM                           1.31          -             -
                                      -----------  -----------   -----------

NET INCOME                            $      1.30  $       .10   $      (.51)
                                      ===========  ===========   ===========

The accompanying notes are an integral part of the financial statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996




                               COMMON STOCK         PAID-IN FOR
                           --------------------     COMMON STOCK                    TOTAL
                           NUMBER OF                IN EXCESS OF   ACCUMULATED   STOCKHOLDERS'
                            SHARES      AMOUNT       PAR VALUE       DEFICIT        EQUITY
                           --------    --------     -----------     ---------      --------
Balance - December 31,
  1995                    1,551,212   $  23,268    $7,499,980      $(3,056,324)   $4,466,924
Stock options exercised       6,667         100         9,900              -          10,000
Tax benefit of options
  exercised                     -           -           4,000              -           4,000
Stock purchase              (33,333)       (500)     (103,155)             -        (103,655)
Prior year unrealized
  losses on marketable
  equity                        -           -             -             58,669        58,669
Net loss                        -           -             -           (773,470)     (773,470)
                         ----------   ---------    ----------      -----------    ----------
Balance - December 31,
  1996                    1,524,546      22,868     7,410,725       (3,771,125)    3,662,468
Net income                      -           -            -             148,999       148,999
                         ----------   ---------    ----------      -----------    ----------
Balance December 31,
  1997                    1,524,546      22,868     7,410,725       (3,622,126)    3,811,467

Stock purchase              (35,332)       (530)      (65,687)             -         (66,217)

Net income                      -           -             -          1,971,116     1,971,116
                         ----------   ---------    ----------      -----------    ----------
Balance - December 31,
  1998                    1,489,214   $  22,338    $7,345,038      $(1,651,010)   $5,716,366
                         ==========   =========    ==========       ==========    ==========



The accompanying notes are an integral part of the financial statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CASH FLOWS
              YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                          1998         1997         1996
                                         ------       ------       ------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
   Cash received from customers       $10,079,104  $10,276,690   $ 9,335,461
   Cash paid to suppliers and
      employees                        (9,526,810)  (9,896,955)   (9,220,793)
   Interest and dividends
      received                             79,322        2,491        23,021
   Interest paid                          (67,896)    (107,804)      (70,908)
   Income taxes refunded (paid)           (33,000)     215,870        81,113
                                      -----------  -----------   -----------
       Net cash from operating
        activities                        530,720      490,292       147,894

CASH FLOWS FROM INVESTING
 ACTIVITIES:
   Proceeds from sale of equity
      investment                         1,475,214         -             -
   Proceeds from sale of
      securities                              -            -         169,661
   Deposits (made) refunded                16,964        2,371       (10,716)
   Proceeds from sale of assets               -            -         175,100
   Purchase of property, plant
      and equipment                      (192,624)    (246,250)   (1,952,960)
                                      -----------  -----------   -----------
       Net cash from (to)
        investing activities            1,299,554     (243,879)   (1,618,915)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
   Proceeds from issuance of
      common stock                            -            -          10,000
   Purchase of treasury stock             (66,217)         -        (103,655)
   Proceeds from line-of-
      credit -net                         (40,788)      44,000       582,000
   Proceeds from long-term debt               -            -         692,000
   Principal payments under
      long-term obligations              (398,596)    (203,927)     (234,288)
   Proceeds from notes receivable          69,230       22,250        13,350
                                      -----------  -----------   -----------
       Net cash from (to)
        financing activities             (436,371)    (137,677)      959,407
                                      -----------  -----------   -----------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                 1,393,903      108,736      (511,614)

CASH AND CASH EQUIVALENTS:
   Balance - beginning of year            110,822        2,086       513,700
                                      -----------  -----------   -----------

   Balance - end of year              $ 1,504,725  $   110,822   $     2,086
                                      ===========  ===========   ===========


   SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS
   -----------------------------------------------------------------------

EQUIPMENT ACQUIRED UNDER CAPITAL
   LEASE OBLIGATION                   $    25,913  $    22,774   $       -
                                      ===========  ===========   ===========

NOTE RECEIVABLE ACQUIRED FROM
   SALE OF INVESTEE                   $   600,000  $       -     $       -
                                      ===========  ===========   ===========



The accompanying notes are an integral part of the financial statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1998



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

          Export sales totaled approximately $-0-, $41,000 and $142,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Net sales to major customers that represented 10% or more of the consolidated net sales are as follows:

                                            1998         1997         1996
                                           ------       ------       ------

         New Haven Foundry               $6,933,000   $6,480,000   $6,387,000
         John Deere                             -      1,777,000    1,313,000

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

          Effective July 1996, Michigan Castings Corporation combined its operations and assets with Yale Industries. Due to this combination, Michigan Castings Corporation abandoned its leasehold improvements upon expiration of its building lease, which resulted in a $143,214 loss for 1998.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1998


NOTE 1 -  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES -
          CONTINUED:

          PRINCIPLES OF CONSOLIDATION - CONTINUED
          ---------------------------------------

          The Company follows the equity method of accounting for its 45% investment in New Haven Foundry (NHF). The carrying value of the Company's investment reflects its underlying equity in the net assets of NHF. The investment in NHF was sold in 1998, refer to
          Note 16.

          CASH EQUIVALENTS
          ---------------

          The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents.

          INVENTORIES
          -----------

          Inventories, consisting primarily of grinding wheels, are stated at the lower of cost or market , determined by the first-in, first-out (FIFO) method.

          PROPERTY, PLANT AND EQUIPMENT
          -----------------------------

          Property, plant and equipment are recorded at cost. Costs of maintenance and repairs are charged to expense when incurred.

          Depreciation and amortization of plant and equipment is recorded using the straight-line method over the estimated useful lives of the assets. Depreciation and amortization expense totaled $350,399, $342,340 and $280,460 in 1998, 1997 and 1996,
          respectively. Estimated useful lives of assets in the various classes of property, plant and equipment are as follows:

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

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1998


NOTE 1 -  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES -
          CONTINUED:

          NET INCOME PER SHARE OF COMMON STOCK
          ------------------------------------

          Net income per share of common stock is computed based on the weighted average number of shares of common stock outstanding during each year, plus the shares that would be outstanding assuming exercise of dilutive stock options and warrants. In November 1998, the Company announced a reverse stock split, effectively reducing the number of shares outstanding by one-third and increasing the par value from $0.005 to $.015 per share of common stock. The weighted average number of shares, total shares outstanding and earnings per share have been adjusted for 1998, 1997 and 1996 to reflect the effects of the reverse split. The total weighted average number of shares of common stock and common stock equivalents were 1,514,342, 1,524,546 and 1,526,176 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

          Pursuant to the sale of the Company's equity interest in NHF on March 24, 1998 a new cleaning contract superceded and replaced the 1990 casting cleaning agreement. This new agreement grants the Company the exclusive right to clean all production castings produced by NHF for a minimum period of seven years commencing March 24, 1998. In the event of the Management and Option Agreement, as described in Note 16, being extended beyond its six year term, the term of this agreement shall extend for one year beyond the termination date of the Management and Option Agreement. This contract may be terminated upon the exercise of NHF's option to purchase the Yale Industries, Inc. facility in accordance with the terms of the Management and Option Agreement. Additionally, this contract may be terminated in the event that the operations of the Yale facility are no longer being managed by the Operations Manager as noted in the Management and Option Agreement.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1998




NOTE 2 -  RELATED PARTY TRANSACTIONS - CONTINUED:

          The terms of the 1990 sale also provided for a commission contract between NHF and the Company. The Company will receive a minimum of $150,000 per year, plus 3% of actual sales in excess of $35,000,000 but less than $40,000,000, plus an additional 2% on the actual sales that exceed $40,000,000. This commission contract is in effect for a period of not less than 15 years. Pursuant to the sale of the Company's equity interest in NHF on March 24, 1998, a new service fee contract superceded and replaced the 1990 commission agreement. The Company will receive quarterly service fee payments of $140,000 beginning on April 1, 1998, until January 1, 2003, for a total of $2,800,000 from NHF. The Company earned commissions and service fees from NHF amounting to $564,807, $610,378 and $688,706 in 1998, 1997 and
          1996, respectively.

          Any unpaid balances of the aforementioned amounts are included in the related party balances on the accompanying balance sheet.

          The Company also has a note receivable from a related party (Refer to Note 4).

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1998



NOTE 3 -  INVESTMENT IN UNCONSOLIDATED COMPANY:

          As described in Note 1, the Company accounts for its 45% investment in NHF using the equity method. As described in the Sale of New Haven Foundry, effective March 24, 1998 the Company sold its 45% investment in NHF. As such, the financial information from NHF for 1998 is not presented in these financial statements. Summarized financial information of NHF is as follows as of December 31:

                                           1998         1997         1996
                                          ------       ------       ------
         ASSETS:
           Current assets              $       -    $15,231,417  $14,085,521
           Net property, plant
             and equipment                     -     11,553,272   12,282,716
           Other assets                        -        392,000      392,000
                                       -----------  -----------  -----------

              Total assets             $       -    $27,176,689  $26,760,237
                                       ===========  ===========  ===========

         LIABILITIES AND
          STOCKHOLDERS' EQUITY:
           Current liabilities         $       -    $18,632,594  $17,407,355
           Noncurrent liabilities              -      9,717,867   10,325,990
           Stockholders' equity                -     (1,173,772)    (973,108)
                                       -----------  -----------  -----------

              Total liabilities
              and stockholders'
              equity                   $       -    $27,176,689  $26,760,237
                                       ===========  ===========  ===========



                                           1998         1997         1996
                                          ------       ------       ------

         NET SALES                     $       -    $56,687,793  $62,700,025

         OPERATING EXPENSES                    -     56,740,457   64,529,422
                                       -----------  -----------  -----------

         LOSS BEFORE INCOME TAXES              -        (52,664)  (1,829,397)

         INCOME TAXES (BENEFIT)                -        148,000      327,000
                                       -----------  -----------  -----------

         NET LOSS                      $       -    $  (200,664) $(2,156,397)
                                       ===========  ===========  ===========

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1998


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


NOTE 4 - NOTES RECEIVABLE:

         Notes receivable - consisted of the following at December 31:

                                                    1998           1997
                                                 ----------     ----------

          Wesley Industries, Inc. -
          uncollateralized note receivable
          from related party, due in monthly
          installments of $4,450 per quarter
          through January 31, 1999, plus
          interest at the prime rate
          established by the National
          Bank of Detroit.                      $       -      $    17,800

          Wesley Industries, Inc. -
          collateralized note receivable,
          as a result of the sale of 45%
          of New Haven Foundry (refer to
          Note 16), non-interest bearing,
          due in monthly installments of
          $35,000 of principal payments
          through March 2003.  (Net of
          discount at an effective
          interest rate of 6.0%).                   548,571            -

          Less current portion                      108,571         17,800
                                                -----------    -----------

                                                $   440,000    $       -
                                                ===========    ===========

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1998



NOTE 5 -  PROPERTY, PLANT AND EQUIPMENT:

          Property, plant and equipment are summarized as follows as of December 31:

                                                    1998           1997
                                                 ----------     ----------

          Building and improvements              $1,706,681     $1,800,000
          Machinery and equipment                 3,472,698      3,371,498
          Automotive equipment                       77,297         77,297
          Furniture and fixtures                    138,759        114,229
                                                 ----------     ----------
               Total cost                         5,395,435      5,363,024
          Less accumulated depreciation
            and amortization                      1,631,533      1,324,045
                                                 ----------     ----------

               Net property, plant and
                equipment                        $3,763,902     $4,038,979
                                                 ==========     ==========

          The Company received Community Development Block Grant (CDBG) funds through the City of Yale totaling $387,035 and land with a value of $25,000. These grants have been recorded as a credit in the property accounts and will be amortized into income over the life of the assets acquired.


NOTE 6 -  NOTES PAYABLE:

          Notes payable consist of the following at December 31:

                                                    1998           1997
                                                 ----------     ----------

          Note payable - bank, due in
          monthly principal installments of
          $7,583, plus interest at prime in
          payment of loan guarantee for
          investment in CEDS,
          uncollateralized, maturing
          January 1999.                          $    7,583     $   98,583

          Mortgage payable - bank, due
          in monthly installments of
          $8,300, including interest at
          9% through December, 2000.  The
          loan is collateralized by
          substantially all Company assets.             -          260,678

          Note payable, due in monthly
          installments of $3,992, including
          interest at 4% through July 2003.         206,863        245,647

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1998




NOTE 6 -  NOTES PAYABLE - CONTINUED:

          Capital lease, due in monthly
          installments of $705, including
          interest at 17.9% through July 2001.       16,479         21,084

          Capital lease, due in monthly
          installments of $402, including
          interest at 9%, through May 1, 2001.       10,198            -

          Capital lease, due in monthly
          installments of $426, including
          interest at 9%, through August 2001.       12,186            -
                                                 ----------     ----------
                                                    253,309        625,992
          Less current portion                       61,710        213,832
                                                 ----------     ----------

                                                 $  191,599     $  412,160
                                                 ==========     ==========

          Maturities of notes payable obligations are as follows:


          Year ending December 31:
            1999                                                $   61,710
            2000                                                    57,617
            2001                                                    53,212
            2002                                                    45,501
            2003                                                    35,269
                                                                ----------

                                                                $  253,309
                                                                ==========

          The Company maintains a bank line-of-credit of $1,300,000 for working capital requirements. The applicable interest rate is at 1/2% below the prime lending rate, currently 7.25% at December 31, 1998. The line-of-credit is secured by all accounts receivable, inventories and equipment of the Company. Additionally, certain required financial ratios must be maintained. The Company had borrowings against the line of $585,212 and $626,000 at December 31, 1998 and 1997, respectively.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1998



NOTE 7 -  FAIR VALUE OF FINANCIAL INSTRUMENTS:

          The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are as follows at December 31, 1998 and 1997:

                                      1998                     1997
                               ---------------------    --------------------
                               Carrying       Fair      Carrying      Fair
                                Amount        Value      Amount       Value
                                ------        -----      ------       -----
              ASSETS
              ------

            Cash and cash
             equivalents      $1,504,725  $1,504,725   $  110,822  $  110,822
            Notes
             receivable          548,571     548,571       17,800      17,800
                              ----------  ----------   ----------  ----------

                              $2,053,296  $2,053,296   $  128,622  $  128,622
                              ==========  ==========   ==========  ==========
              LIABILITIES
              -----------

            Notes payable     $  585,212  $  585,212   $  626,000  $  626,000
            Long-term debt       253,309       N/A        625,992       N/A
            Post-retirement
              benefits           452,075     452,075      419,856     419,856
                              ----------  ----------   ----------  ----------

                              $1,290,596  $1,037,287   $1,671,848  $1,045,856
                              ==========  ==========   ==========  ==========

          The carrying values of cash and equivalents approximate fair
          values.   The notes receivable in 1997 are due from a related
          party and bear interest at the prime rate and payments are received when due. The notes receivable in 1998 are discounted at an imputed rate that approximates an interest rate between independent parties. Therefore, the carrying values of these notes approximate fair value.

          The notes payable bear interest at prime rate which is deemed to be approximate fair value. It is currently not practicable to estimate the fair value of the long-term debt obligations. Because these note agreements contain unique terms, conditions, covenants and restrictions which were negotiated at arm's-length with the Company's lenders, there is no readily determinable similar instrument on which to base an estimate of fair value. Accordingly, no adjustment to fair value has been determined.

          The postretirement benefits obligation has been determined by an outside actuary based on the actuarial present value of the expected benefits' liability.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1998


NOTE 8 -  CAPITAL LOSS:

          Margate Industries, Inc. (the Company) acquired 40% of the stock of Complete Engineering Development Services, Inc. (CEDS) in January 1995. Under the provisions of the agreement, the Company became a guarantor of CEDS' line-of-credit agreement. On December 21, 1995, CEDS defaulted on the line-of-credit and demand payment was made by the lender. The Company, as guarantor, negotiated a term note agreement with the bank for $273,000 along with a required payment of $50,000 which relieved them of all principal and interest due under the line-of-credit agreement. As a result, the Company incurred a capital loss of approximately $275,000 of which $83,000 and $181,000 were utilized for federal tax purposes in 1995 and 1998, respectively. The remaining unused capital loss of $11,000 is available for carryforward and expires in 2000.


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

                                                    1998           1997
                                                 ----------     ----------

          Current deferred taxes:
            Gross assets                         $   15,800     $   12,400
            Gross liabilities                         5,300            -
                                                 ----------     ----------
            Current deferred tax -
               assets                                10,500         12,400
                                                 ----------     ----------

          Noncurrent deferred taxes:
            Gross assets                            169,900        142,700
            Gross liabilities                      (425,400)      (378,400)
                                                 ----------     ----------
                                                   (255,500)      (235,700)

                Valuation allowance                     -              -
                                                 ----------     ----------
               Net noncurrent deferred
                tax - assets (liabilities)         (255,500)      (235,700)
                                                 ----------     ----------

          Total deferred tax -
            assets (liabilities)                 $ (245,000)    $ (223,300)
                                                 ==========     ==========

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1998

NOTE 9 -  INCOME TAXES - CONTINUED:

          The 1995 acquisition of CEDS resulted in a federal tax capital loss to Margate. Due to the uncertainty of the future realization, a valuation allowance was established for this deferred asset in 1995. This loss carryforward expires in 2000. In 1997, due to the expected sale of the Company's investment in New Haven Foundry , which was expected to generate a capital gain, the valuation allowance was reversed.

          Deferred income taxes, included in the accompanying balance sheets, result from temporary differences related to the following items which are treated differently for financial reporting and tax reporting purposes.

                                            1998         1997         1996
                                           ------       ------       ------

         Depreciation and
           amortization                  $(403,900)   $(378,400)   $(333,600)
         Capital and operating loss
           carryforward                     16,200          -         65,000
         Other postretirement benefits     153,700      142,700      126,400
         Workers' compensation expense     (26,800)         -            -
         Vacation expense                   15,800       12,400       14,300
                                         ---------    ---------    ---------

             Total                       $(245,000)   $(223,300)   $(127,900)
                                         =========    =========    =========

         The components of the provision for income taxes are as follows for the years ended December 31:
                                            1998         1997         1996
                                           ------       ------       ------
         Current tax expense
           (benefit)                     $  68,500    $  72,600    $(264,300)
         Deferred tax expense               21,700       30,400       99,300
         Capital and operating loss
           carryforwards                   (16,200)         -            -
         Adjustment to valuation
           allowance                           -        (65,000)         -
                                         ---------    ---------    ---------

         Provision for income taxes      $  74,000    $  38,000    $(165,000)
                                         =========    =========    =========

         A reconciliation of the statutory tax rate to the effective tax rates recorded as follows:

                                                    1998      1997      1996
                                                   ------    ------    ------

         Statutory rate                               34%       34%     (34)%
         (Earnings) losses of unconsolidated
           subsidiaries                                -         -       19
         Recognition of capital and operating
           loss carryforward                         (30)        -        -
         Adjustment to valuation allowance             -       (12)       -
         Other                                         -        (2)      (3)
                                                    -----     -----     -----

         Effective rate                                4%       20%     (18)%
                                                    =====     =====     =====

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1998


NOTE 10 - CASH FLOWS:

          A reconciliation of net income (loss) to net cash flows from operating activities is as follows for the years ended December 31:

                                           1998         1997         1996
                                          ------       ------       ------
         Net income (loss)              $1,971,116   $  148,999   $ (773,470)
         Adjustments to reconcile
           net income (loss) to
           net cash from operating
           activities:
             Depreciation and
               amortization                350,399      342,340      280,460
             Loss on sale of
               marketable securities           -            -         41,721
             (Gain) loss on sale
               of property, plant
               and equipment               143,214          -         (7,302)
             Gain on sale of equity
               investee                 (2,075,214)         -            -
             Equity in loss of
               investee companies              -            -        531,711
             Deferred income tax
               provision                    21,700       30,400      (43,000)
             Tax benefit of stock
               options exercised               -             -         4,000
         Changes in assets and
           liabilities which
           (increase) decrease
           cash flows:
             Accounts receivable:
               Trade                    (1,191,145)     217,302      (89,754)
               Related parties           1,485,939     (494,969)     (16,237)
           Inventories                      (1,009)      (9,527)      22,869
           Interest receivable              (8,571)         -            -
           Prepaid expenses and
             other                         (14,084)      46,739       (5,254)
           Accounts payable               (213,440)     (87,325)     330,825
           Accrued income tax               19,300      223,300      (44,943)
           Accrued workers'
             compensation                   (2,219)         216     (101,606)
           Accrued salaries and
             wages                           3,309       21,924       (5,232)
           Accrued single business
             tax                               630        1,100       (1,000)
           Other accrued liabilities         8,576        1,894      (17,112)
           Accrued pension and
             retiree health benefits        32,219       47,899       41,218
                                        ----------   ----------   ----------

         Net cash from operating
           activities                   $  530,720   $  490,292   $  147,894
                                        ==========   ==========   ==========

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1998



NOTE 11 - STOCK OPTIONS:

     The following table sets forth stock options granted, exercised and canceled during the years ended December 31:


                                       1998                1997                1996
                                -------------------  ------------------  ------------------
                                          EXERCISE            EXERCISE            EXERCISE
                                NUMBER      PRICE    NUMBER     PRICE    NUMBER     PRICE
                                ------     -------   ------    -------   ------    -------
     Stock options outstanding
      at the beginning of
      the year                   66,666   $ 6.00      73,333    $ 5.58    80,000    $ 5.25

     Stock options granted          -        -           -         -         -         -

     Stock options exercised        -        -           -         -      (6,667)     1.50

     Stock options canceled     (66,666)     -        (6,667)      -         -         -
                                -------   ------    --------    ------   -------    ------
   Stock options outstanding
      at the end of the year        -     $  -        66,666    $ 6.00    73,333    $ 5.58
                                =======   ======    ========    ======   =======    ======

     Pursuant to the agreement for the sale of 55% of NHF (in 1990), stock options were granted to the owner of Wesley Industries for 33,333 shares at a price of $4.50 and 33,333 shares at a price of $7.50. The options are exercisable at any time, provided that the owner of Wesley Industries holds a minimum 55% ownership interest in NHF and the Company also holds an ownership interest in NHF.

     Pursuant to the sale of the Company's interest in NHF on March 24, 1998, the remaining 66,666 stock options were no longer exercisable as the Company no longer maintained an ownership interest in NHF.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1998



NOTE 11 - STOCK OPTIONS - CONTINUED:

     The Financial Accounting Standards Board issued Statement No. 123 "Accounting for Stock Based Compensation" which is effective in 1996. The Statement provides a fair value method of accounting for stock based compensation plans rather than the intrinsic value method contained in APB Opinion No. 25 which the Company currently uses. The new Statement does not require an entity to adopt the new method but, provides the option to either continue with the current method of accounting under APB 25 or adopt the fair value method of accounting under FASB 123. The Company will continue using the current method of
     accounting.   Since the Company granted no options in 1996, 1997 and
     1998 there would be no effect on adopting the fair value accounting under FASB 123 to the Company's financial statements.


NOTE 12 - LEASE COMMITMENTS:

     MCC leased its building under an operating lease agreement which expired in September 1998. FAI also leases its building under an operating lease agreement that expires in December, 2005. These leases require the Company to pay all maintenance and insurance expenses. The Company also leases certain vehicles under two or three year agreements.

     Minimum payments under these leases are as follows:

            1999                                                   $165,480
            2000                                                    141,845
            2001                                                    135,750
            2002                                                    135,750
            2003                                                    135,750
            Thereafter                                              271,500
                                                                   --------

                                                                   $986,075
                                                                   ========

          Rental expense for these leases in 1998, 1997 and 1996, was approximately $257,800, $271,000 and $264,000, respectively.


NOTE 13 - OTHER POSTRETIREMENT BENEFITS:

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

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1998



NOTE 13 - OTHER POSTRETIREMENT BENEFITS - CONTINUED:

          The following table sets forth the Plan's funded status reconciled with the amount shown in the Company's consolidated balance sheet at December 31:

                                                    1998           1997
                                                 ----------     ----------
          Accumulated postretirement benefit
            obligation:
               Fully-eligible active plan
                 participants                      $133,499       $100,227
               Other active plan participants       175,596        250,154
                                                   --------       --------
                                                   $309,095       $350,381
                                                   ========       ========

          Unrecognized net loss from past
            experience different from that
            assumed and from changes in
            assumptions                            $ 39,202       $ 69,475
          Unrecognized prior service costs
            from plan amendment                     103,778            -
          Accrued postretirement benefit
            obligation                              309,095        350,381
                                                   --------       --------

          Accrued postretirement benefit cost      $452,075       $419,856
                                                   ========       ========

          The Company's postretirement healthcare and life insurance plan is not funded as the Company funds benefits on a pay-as-you-go basis.

          Net periodic postretirement benefit costs included the following components:

                                                    1998           1997
                                                 ----------     ----------

          Service cost - benefits attributed
            to service during the period           $ 19,159       $ 27,808
          Interest cost on accumulated other
            postretirement benefit
            obligation                               19,366         21,941
          Amortization of net losses                   (844)        (1,850)
          Amortization of prior service costs        (5,462)           -
                                                   --------       --------
          Net periodic other postretirement
            benefit cost                           $ 32,219       $ 47,899
                                                   ========       ========

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1998


NOTE 13 - OTHER POSTRETIREMENT BENEFITS - CONTINUED:

          For measurement purposes, a 7.18% and 7.25% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 1998 and 1997, respectively, the rate was assumed to decrease to 5.25% over seven and eight years, respectively, and remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed healthcare cost trend rate by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1998 and 1997, by $77,155 and $93,853,
          respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the years then ended by $11,366 and $5,722, respectively.

          The discount rate used in determining the accumulated postretirement benefit obligation was 7.25% as of December 31, 1998 and 1997.


NOTE 14 - CONTINGENCIES:

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


NOTE 15 - EMPLOYEE BENEFIT PLANS:

          The Company maintains a 401(k) plan covering all employees that satisfy the Plan's eligibility requirements. The Company is required to match 25% (maximum 2%) of each employee's contribution, not to exceed 8% of the participant's compensation. Employer's contribution for the years ended December 31, 1998, 1997 and 1996, was $17,055, $27,134 and $22,539, respectively.

          Margate maintains a Defined Contribution Plan covering substantially all employees that satisfy the Plan's eligibility requirements. Under the provisions of the Plan, Margate is required to make an annual contribution of 5% of each participant's eligible compensation. Plan contributions for the years ended December 31, 1998, 1997 and 1996, were $28,522, $20,718, and $21,712, respectively.

          During 1995, MCC adopted a Cafeteria Plan under Section 125 of the Internal Revenue Code which allows employees that participate to pay for their portion of health benefits with before tax dollars. The Plan covers all employees that meet the requirements of coverage under MCC's group health benefit plan.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1998






NOTE 16 - GAIN ON SALE OF NEW HAVEN FOUNDRY:

          On March 24, 1998, the Company sold its 45% ownership interest in New Haven Foundry to Wesley Industries, Inc. who owns the remaining 55% interest. The sales price totaled $2,100,000 of which $1,500,000 was received in cash and a $600,000 note receivable, payable over five years. Legal fees relating to this transaction amounted to $24,786, which resulted in a $2,075,214 gain on sale as the equity interest in NHF was written down to zero in 1996.

          As noted under related party transactions (Note 2), this sale resulted in a new casting cleaning and service fee agreement. Additionally, there is also a Management and Option Agreement ("Agreement") entered into between Yale Industries, Inc., Margate Industries, Inc., New Haven Foundry and Wesley Industries, Inc . as a result of this sale. This agreement established an Operations Manager responsible for the production operations at Yale and reports to NHF. This agreement also granted Wesley the right to purchase 100% of the stock of Yale or substantially all of the assets related to the Yale business, at Wesley's option, at any time within six years of this agreement. The purchase price under this option shall be Yale's earnings before interest and taxes (EBIT) as defined in the agreement for the 12 month period recently ended, multiplied by five, and in no event shall the purchase price under the option be less than $4,000,000 or more than $5,000,000 in cash, plus in the event of an asset purchase, the assumption of liabilities of Yale.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MARGATE INDUSTRIES, INC.



Dated: March 29, 1999                   By: /s/ William H. Hopton
                                           ---------------------------------
                                             William H. Hopton


          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signature                  Title                     Date
      ---------                  -----                     ----



/s/ Frederick G. Schriever Chairman of the Board        March 29, 1999
-------------------------- and Director
Frederick G. Schriever



/s/ Delbert W. Mullens     Vice Chairman and Director   March 29, 1999
--------------------------
Delbert W. Mullens



/s/ William H. Hopton      President, Chief Financial   March 29, 1999
-------------------------- Officer and Director
William H. Hopton



/s/ David A. Widlak        Secretary and Director       March 29, 1999
--------------------------
David A. Widlak



/s/ Frederick G. Berlet    Treasurer and Director       March 29, 1999
--------------------------
Frederick G. Berlet