Form 10-Q
period 1999-03-31
MARGATE INDUSTRIES INC
filed 1999-04-30
CIK 761198

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended             March 31, 1999
                                   -----------------------------------

                                   OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                to
                                  --------------    --------------

                     Commission File Number 0-13817


                        MARGATE INDUSTRIES, INC.
    ----------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


        Delaware                                 84-8963939
----------------------------         ------------------------------------
(State or other jurisdiction         (I.R.S. Employer Identification No.)
of incorporation or organization)


129 N. Main Street      Yale, Michigan                           48097
-----------------------------------------                      ----------
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
                                                      Yes   X    No
                                                          -----     -----
As of March 31, 1999, the Company had 1,489,214 shares of its $.015 Par Value Common Stock outstanding.

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


            Consolidated Income Statement. . . . . . . . . . . . . . 5


            Consolidated Statements of Changes in
              Stockholders' Equity . . . . . . . . . . . . . . . . . 6


            Consolidated Statements of Cash Flows. . . . . . . . . . 7


            Notes to Consolidated Financial
              Statements . . . . . . . . . . . . . . . . . . . .8 - 10


Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . 11 - 12


PART II:    OTHER INFORMATION. . . . . . . . . . . . . . . . . . . .13
-------     -----------------

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                -----------------------------------------


                                                   March 31,    December 31,
                                                     1999           1998
                                                 ------------   ------------
                                                  (Unaudited)
ASSETS
------

CURRENT ASSETS

   Cash and cash equivalents                       $1,660,646     $1,504,725

   Accounts receivable                              1,665,021      1,569,446

   Current maturities of notes receivable             110,476        108,571

   Inventories                                        119,900         43,000

   Prepaid expenses and other                         101,827         60,049

   Prepaid Federal income tax                               -         21,700

   Deferred tax asset                                  10,500         10,500
                                                   ----------     ----------

         Total Current Assets                       3,668,370      3,317,991

PROPERTY, PLANT AND EQUIPMENT
   At cost net of accumulated depreciation
   and amortization of $1,722,583 and
   $1,631,533 at March 31, 1999 and
   December 31, 1998, respectively                  3,672,852      3,763,902

NOTES RECEIVABLE - net of current maturities          411,667        440,000

OTHER                                                  39,800         39,800
                                                   ----------     ----------

         Total Assets                              $7,792,689     $7,561,693
                                                   ==========     ==========







See Notes to Consolidated Financial Statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS (Continued)
                -----------------------------------------



                                                   March 31,    December 31,
                                                     1999           1998
                                                 ------------   ------------
                                                  (Unaudited)

LIABILITIES & STOCKHOLDER'S EQUITY
----------------------------------

CURRENT LIABILITIES

   Line-of-credit                                  $  343,212     $  585,212
   Current portion of long-term debt                   55,403         61,710
   Accounts payable                                   585,495        212,306
   Accrued salaries and wages                          70,708         67,233
   Accrued workers' compensation                        7,651          4,651
   Accrued federal income tax                          22,300              -
   Other accrued liabilities                           21,141         15,041
                                                   ----------     ----------

         Total Current Liabilities                  1,105,910        946,153

DEFERRED TAX LIABILITY                                255,500        255,500
OTHER POSTRETIREMENT BENEFITS                         452,075        452,075
NOTES PAYABLE - Long-term                             177,536        191,599

STOCKHOLDERS' EQUITY

   Common stock - $.015 par value
      Authorized - 25,000,000
      Issued and outstanding -
         1,489,214 and 1,489,214 at
         March 31, 1999 and December
         31, 1998, respectively                        22,338         22,338
   Paid in for common stock in excess
      of par value                                  7,345,038      7,345,038
   Accumulated deficit                             (1,565,708)    (1,651,010)
                                                   ----------     ----------

         Total Stockholders' Equity                 5,801,668      5,716,366
                                                   ----------     ----------

         Total Liabilities and
           Stockholders' Equity                    $7,792,689     $7,561,693
                                                   ==========     ==========




See Notes to Consolidated Financial Statements

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED INCOME STATEMENTS
                -----------------------------------------
                               (Unaudited)
                                                       Three Months Ended
                                                           March 31,
                                                      1999           1998
                                                  ------------   ------------

NET SALES                                          $2,450,701     $2,281,870

COST OF SALES                                       2,155,145      2,112,042
                                                   ----------     ----------

GROSS PROFIT                                          295,556        169,828
                                                   ----------     ----------

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                            182,277        217,700

RELATED PARTY SERVICES AND
   SALES COMMISSIONS                                        0              0
                                                   ----------     ----------

INCOME (LOSS) FROM OPERATIONS                         113,279        (47,872)
                                                   ----------     ----------

DIVIDEND AND INTEREST INCOME
   (EXPENSE) NET                                       16,023        (21,329)

OTHER (EXPENSE)                                             0       (143,214)
                                                   ----------     ----------

INCOME (LOSS) BEFORE PROVISION FOR
   EXTRAORDINARY ITEM                                 129,302       (212,415)
                                                   ----------     ----------

GAIN ON SALE OF 45% INTEREST IN NEW
   HAVEN FOUNDRY                                            0      2,075,000

INCOME (LOSS) BEFORE PROVISION FOR
   INCOME TAXES                                       129,302      1,862,585

PROVISION FOR FEDERAL INCOME TAXES                     44,000        132,000
                                                   ----------     ----------

INCOME (LOSS)                                      $   85,302     $1,730,585
                                                   ==========     ==========



BASIC EARNINGS PER COMMON SHARE:                   $    0.057     $    1.135

WEIGHTED AVERAGE SHARES
   OUTSTANDING                                      1,489,214      1,524,548

See Notes to Consolidated Financial Statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       ----------------------------------------------------------
                               (Unaudited)

                                                   THREE MONTHS ENDED MARCH 31, 1999

                                COMMON STOCK        PAID IN FOR
                              ----------------      COMMON STOCK
                            NUMBER OF               IN EXCESS OF    ACCUMULATED   STOCKHOLDERS'
                             SHARES       AMOUNT      PAR VALUE       DEFICIT        EQUITY
                            --------     --------    -----------     ---------      --------
Balance - January 1, 1999   1,489,214   $   22,338   $7,345,038     $(1,651,010)  $5,716,366

Net income                         --           --           --          85,302       85,302
                           ----------   ----------   ----------      ----------   ----------

Balance - March 31, 1999    1,489,214   $   22,338   $7,345,038     $(1,565,708)  $5,801,668
                           ==========   ==========   ==========      ==========   ==========



                                                  THREE MONTHS ENDED MARCH 31, 1998

                                COMMON STOCK       PAID IN FOR
                              ----------------     COMMON STOCK
                            NUMBER OF              IN EXCESS OF   ACCUMULATED    STOCKHOLDERS'
                             SHARES      AMOUNT      PAR VALUE      DEFICIT         EQUITY
                            --------    --------    -----------    ---------      --------
Balance - January 1, 1998*  1,524,548   $   22,868   $7,410,725    $(3,622,126)   $3,811,467

Net income                         --           --           --      1,730,585     1,730,585
                           ----------   ----------   ----------     ----------    ----------

Balance - March 31, 1998*   1,524,548   $   22,868   $7,410,725    $(1,891,541)   $5,542,052
                           ==========   ==========   ==========     ==========    ==========

* Shares have been adjusted to reflect one for three reverse split on November 13, 1998.












See Notes to Consolidated Financial Statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------
                               (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                      1999           1998
                                                  ------------   ------------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS

OPERATING ACTIVITIES                               $  391,863     $2,443,702

INVESTING ACTIVITIES:

   Purchase of plant and equipment                          -        (22,821)
                                                   ----------     ----------

Net cash used in investing activities                       0        (22,821)

FINANCING ACTIVITIES:

   Net proceeds (repayments) -
    line of credit (net)                             (242,000)      (378,000)
   Purchase of common stock                                --             --
   Principal payments under long-
    term obligations                                  (20,370)       (52,184)
   Proceeds from long-term obligations                     --             --
   Decrease (increase) in notes receivable             26,428       (600,000)
                                                   ----------     ----------

Net cash provided by (used in)
 financing activities                                (235,942)    (1,030,184)


NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                   155,921      1,390,697

CASH AND CASH EQUIVALENTS - Beginning               1,504,725        110,822
                                                   ----------     ----------

CASH AND CASH EQUIVALENTS - Ending                 $1,660,646     $1,501,519
                                                   ==========     ==========






See Notes to Consolidated Financial Statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
          The consolidated Balance Sheet as of March 31, 1999 and the related Consolidated Statements of Operations, Changes in Stockholders' Equity, and Cash Flows for the three months ended March 31, 1999 and 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the whole year.

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

NOTE 3 - STATEMENTS OF CASH FLOWS
          A reconciliation of net income to net cash flows provided by operating activities is as follows:

                                                      Three Months Ended
                                                           March 31,
                                                          (unaudited)
                                                      1999           1998
                                                   ----------     ----------

Net income                                         $   85,302     $1,730,585
Adjustments to reconcile net income to
  net cash from operating activities:
    Depreciation and amortization                      91,050         90,000
    Loss on disposal of fixed assets                       --        143,214
    Changes in assets and liabilities:
      Accounts receivable                             (95,575)       314,970
      Inventories                                     (76,900)       (17,200)
      Prepaid expenses                                (41,778)       (44,061)
      Prepaid Federal tax                              21,700        (72,000)
      Other assets                                         --             --
      Accounts payable                                373,189         76,555
      Accrued workers' compensation                     3,000          3,000
      Accrued salaries and wages                        3,475            (34)
      Accrued Federal Income Tax                       22,300             --
      Deferred income tax                                  --        204,000
      Other liabilities                                 6,100         14,673
                                                   ----------     ----------

        Net cash provided (used) by
         operating activities                      $  391,863     $2,443,702
                                                   ==========     ==========

NOTE 4 - EARNINGS PER SHARE
          The weighted average number of shares used to compute the net income per shares was 1,489,214 and 1,524,548 for the three month periods ended March 31, 1999 and 1998, respectively.

NOTE 5 - NOTES PAYABLE
          Notes payable consist of the following at March 31, 1999:

          Note payable Ft. Atkinson, due in monthly
          installments of $3,992, including interest
          at 4% through July 2003.                                    196,923

          Capital lease - Ft. Atkinson - due in monthly
          installments of $705 including interest at 17.9%
          through July 2001                                            15,622

          Capital lease - Yale - due in monthly
          installments of $828.48 including interest at
          9.0% maturing September 2001.                                20,394
                                                                    ---------

                                                                      232,939

          Less current portion                                         55,403
                                                                    ---------
                                                                    $ 177,536
                                                                    =========

          Maturities of notes payable obligations are as follows:

          Year ended March 31:

               2000:                                                $  55,403
               2001:                                                   58,543
               2002:                                                   49,429
               2003:                                                   45,958
               2004:                                                   23,606
                                                                    ---------

                                                                    $ 232,939
                                                                    =========

          The Company maintains a bank line-of-credit of $1,300,000 for working capital requirements. The applicable interest rate is at 1/2% below the prime lending rate, currently 7.7% at March 31, 1999. The line-of-credit is secured by all accounts receivable, inventories and equipment of the Company. Additionally, certain required financial ratios must be maintained. The Company is in compliance with all covenant requirements as of March 31, 1999. The Company has borrowings against the line of $343,212 and $861,000 at March 31, 1999 and 1998, respectively.

NOTE 6 - NOTES RECEIVABLE

          Notes receivable consist of the following at March 31, 1999:

          Notes receivable - Wesley Industries, Inc. due
          in quarterly payments of $35,000 commencing
          June 1, 1998, including imputed interest, with a
          final payment of the remaining outstanding principal
          and imputed interest balance on March 1, 2003.            $ 522,143

          Less current portion                                        110,476
                                                                    ---------
                                                                    $ 411,667
                                                                    =========

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ----------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operation during the periods included in the accompanying consolidated financial statements for the three (3) months ended March 31, 1999.

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

LIQUIDITY & CAPITAL RESOURCES
-----------------------------

     The Company has a consolidated line of credit of $1,300,000 with monthly interest payments at the prime rate with the National Bank of Detroit. The line is collateralized by substantially all assets.
Borrowings as of March 31, 1999 was $343,212.

RESULTS OF OPERATIONS
---------------------

     The Company is reporting year-to-date pre-tax profit on operations before extraordinary item of $129,302 for the three months ended March 31, 1999 as compared to a loss of ($212,415) for the same period in 1998. Net sales for the period ended March 31, 1999 were approximately $2,450,701;
which represents an increase of 7.4% from 1998 sales through March 31, 1998 of $2,281,870. The loss in 1998 includes a one-time loss of $143,214 for the Michigan Casting Plant which the Company has not renewed its lease. The production operations were previously consolidated with Yale Industries in 1996.

     The cost of sales for the three months ended March 31, 1999 as a percentage of sales was 87.9% as compared to 92.6% for the same period in 1998.

     Selling, General and Administrative for the three months ended March 31, 1999 as a percentage of sales was 7.4% as compared to 9.5% for the same period in 1998.

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

          None

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          None

Item 4.   Submission of Matters to a Vote of Securities Holders
          -----------------------------------------------------

          An Annual Meeting of Shareholders is scheduled for June 10, 1999 for the election of Directors and a proposal to reduce the authorized capital of the corporation from 25,000,000 shares of Common Stock to 5,000,000 shares of Common Stock and change the par value to $.015.

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

Date:     April 30, 1999