Form 10-Q
period 1999-06-30
MARGATE INDUSTRIES INC
filed 1999-07-29
CIK 761198

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended       June 30, 1999
                                       -------------------------

                                   OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to __________


                     Commission File Number 0-13817


                        MARGATE INDUSTRIES, INC.
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)


        Delaware                                 84-8963939
-------------------------------      ------------------------------------
(State or other jurisdiction         (I.R.S. Employer Identification No.)
of incorporation or organization)


129 N. Main Street      Yale, Michigan                           48097
--------------------------------------                         ----------
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

As of June 30, 1999, the Company had 1,489,214 shares of its $.015 Par Value Common Stock outstanding.

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


            Consolidated Statements of Cash Flows. . . . . . . . . . 7


            Notes to Consolidated Financial
              Statements . . . . . . . . . . . . . . . . . . . .8 - 10


Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . 11 - 12


PART II:    OTHER INFORMATION. . . . . . . . . . . . . . . . . . . .13
-------     -----------------

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                -----------------------------------------

                                                 June 30, 1999  Dec. 31, 1998
                                                 -------------  -------------

ASSETS                                            (Unaudited)
------

CURRENT ASSETS
   Cash and cash equivalents                       $1,625,128     $1,504,725

   Accounts receivable                              1,585,125      1,569,446

   Current maturities of notes receivable             112,381        108,571

   Inventories                                        107,900         43,000

   Prepaid expenses and other                          76,354         60,049

   Prepaid Federal income tax                               -         21,700

   Deferred tax asset                                  10,500         10,500
                                                   ----------     ----------

         Total Current Assets                       3,517,388      3,317,991


PROPERTY, PLANT AND EQUIPMENT
   At cost net of accumulated depreciation and
   amortization of $1,813,633 and $1,631,533
   at June 30, 1999 and December 31, 1998,
   respectively                                     3,694,580      3,763,902

NOTES RECEIVABLE - net of current maturities          382,857        440,000

OTHER                                                  39,800         39,800
                                                   ----------     ----------

         Total Assets                              $7,634,625     $7,561,693
                                                   ==========     ==========








See Notes to Consolidated Financial Statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS (Continued)
                -----------------------------------------

                                                 June 30, 1999  Dec. 31, 1998
                                                 -------------  -------------

LIABILITIES & STOCKHOLDER'S EQUITY                (Unaudited)
----------------------------------

CURRENT LIABILITIES

   Line-of-credit                                  $  191,428     $  585,212
   Currents portion of long-term debt                  56,285         61,710
   Accounts payable                                   392,660        212,306
   Accrued salaries and wages                          88,209         67,233
   Accrued workers' compensation                       10,651          4,651
   Accrued federal income tax                          85,307              -
   Other accrued liabilities                           20,724         15,041
                                                   ----------     ----------
         Total Current Liabilities                    845,264        946,153

DEFERRED TAX LIABILITY                                255,500        255,500
OTHER POSTRETIREMENT BENEFITS                         452,075        452,075
NOTES PAYABLE - Long-term                             163,248        191,599

STOCKHOLDERS' EQUITY:

   Common stock - $.015 par value

      Authorized - 5,000,000
      Issued and outstanding -
       1,489,214 and 1,489,214
       at June 30, 1999 and December 31, 1998,
       respectively                                    22,338         22,338

   Paid-in for common stock in excess of
      par value                                     7,345,038      7,345,038

   Accumulated deficit                             (1,448,838)    (1,651,010)
                                                   ----------     ----------
         Total Stockholders' Equity                 5,918,538      5,716,366
                                                   ----------     ----------
         Total Liabilities and
           Stockholders' Equity                    $7,634,625     $7,561,693
                                                   ==========     ==========

See Notes to Consolidated Financial Statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED INCOME STATEMENTS
                -----------------------------------------
                               (Unaudited)



                                Six Months Ended        Six Months Ended
                                    June 30,                June 30,
                              1999        1998         1999        1998


NET SALES                    $2,566,870  $2,648,632   $5,017,571  $4,930,502

COST OF SALES                 2,200,015   2,355,278    4,355,160   4,467,320
                             ----------  ----------   ----------  ----------

GROSS PROFIT                    366,855     293,354      662,411     463,182
                             ----------  ----------   ----------  ----------

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES       215,973     188,553      398,250     406,253
                             ----------  ----------   ----------  ----------

RELATED PARTY SERVICES
  AND SALES COMMISSIONS           1,966       4,231        1,966       4,231
                             ----------  ----------   ----------  ----------

INCOME (LOSS) FROM OPERATIONS   148,916     100,570      262,195      52,698
                             ----------  ----------   ----------  ----------

DIVIDEND AND INTEREST INCOME
  (EXPENSE) - NET                18,453       7,780       34,476     (13,549)

OTHER (EXPENSE)                  12,501           0       12,501    (143,214)
                             ----------  ----------   ----------  ----------

INCOME (LOSS) BEFORE
  PROVISIONS FOR
  EXTRAORDINARY ITEM            179,870     108,350      309,172    (104,065)

GAIN ON SALE OF 45% INTEREST
  IN NEW HAVEN FOUNDRY                -           -            -   2,075,000

INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES              179,870     108,350      309,172   1,970,935

PROVISION FOR FEDERAL
  INCOME TAXES                   63,000      34,527      107,000     166,527
                             ----------  ----------   ----------  ----------

INCOME (LOSS)                $  116,870  $   73,823   $  202,172  $1,804,408
                             ==========  ==========   ==========  ==========

BASIC EARNINGS PER COMMON
  SHARE                          $0.078      $0.048       $0.136      $1.184

WEIGHTED AVERAGE SHARES
  OUTSTANDING                 1,489,214   1,524,548    1,489,214   1,524,548




See Notes to Consolidated Financial Statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       ----------------------------------------------------------
                               (Unaudited)

                                                   SIX MONTHS ENDED JUNE 30, 1999

                                COMMON STOCK        PAID IN FOR
                              ----------------      COMMON STOCK
                            NUMBER OF               IN EXCESS OF    ACCUMULATED   STOCKHOLDERS'
                             SHARES       AMOUNT      PAR VALUE       DEFICIT        EQUITY
                            --------     --------    -----------     ---------      --------
Balance - January 1, 1999   1,489,214   $   22,338   $7,345,038     $(1,651,010)  $5,716,366

Net income                         --           --           --         202,172      202,172
                           ----------   ----------   ----------      ----------   ----------

Balance - June 30, 1999     1,489,214   $   22,338   $7,345,038     $(1,448,838)  $5,918,538
                           ==========   ==========   ==========      ==========   ==========



                                                  SIX MONTHS ENDED JUNE 30, 1998

                                COMMON STOCK       PAID IN FOR
                              ----------------     COMMON STOCK
                            NUMBER OF              IN EXCESS OF   ACCUMULATED    STOCKHOLDERS'
                             SHARES      AMOUNT      PAR VALUE      DEFICIT         EQUITY
                            --------    --------    -----------    ---------      --------
Balance - January 1, 1998*  1,524,548   $   22,868   $7,410,725    $(3,622,126)   $3,811,467

Net income                         --           --           --      1,804,408     1,804,408
                           ----------   ----------   ----------     ----------    ----------

Balance - June 30, 1998*    1,524,548   $   22,868   $7,410,725    $(1,817,718)   $5,615,875
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









See Notes to Consolidated Financial Statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------
                               (Unaudited)


                                                      Six Months Ended
                                                          JUNE 30,
                                                     1999          1998
                                                   ---------     ---------


INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS

OPERATING ACTIVITIES                              $   607,408     $2,313,758

INVESTING ACTIVITIES:
   Purchase of plant and equipment                   (112,778)       (91,649)
                                                   ----------     ----------

Net cash used in investing activities                (112,778)       (91,649)

FINANCING ACTIVITIES:

   Net proceeds (repayments) -
      line of credit (net)                           (393,784)       115,077

   Purchase of common stock                                 -              -

   Principal payments under long-term
      obligations                                     (33,776)      (330,813)

   Decrease (increase) in notes receivable             53,333       (595,550)
                                                   ----------     ----------

Net cash provided by (used in)
   financing activities                              (374,227)      (811,286)

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                               120,403      1,410,823

CASH AND CASH EQUIVALENTS - Beginning               1,504,725        110,822
                                                   ----------     ----------

CASH AND CASH EQUIVALENTS - Ending                 $1,625,128     $1,521,645
                                                   ==========     ==========







See Notes to Consolidated Financial Statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
          The consolidated Balance Sheet as of June 30, 1999 and the related Consolidated Statements of Operations, Changes in Stockholders' Equity, and Cash Flows for the six months ended June 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. The results of operations for the six months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the whole year.

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

NOTE 3 - STATEMENTS OF CASH FLOWS
          A reconciliation of net income to net cash flows provided by operating activities is as follows:

                                                        Six Months Ended
                                                            June 30,
                                                          (Unaudited)
                                                      1999           1998
                                                      ----           ----

Net income                                         $  202,172     $1,804,408
Adjustments to reconcile net income to
  net cash from operating activities:
    Depreciation and amortization                     182,100        182,000
    Loss on disposal of fixed assets                       --        143,214
    Changes in assets and liabilities:
      Accounts receivable                             (15,679)      (115,767)
      Inventories                                     (64,900)       (47,001)
      Prepaid expenses                                (16,305)        (4,842)
      Prepaid Federal tax                              21,700        (59,166)
      Other assets                                         --             --
      Accounts payable                                180,354        171,981
      Accrued workers' compensation                     6,000          6,000
      Accrued salaries and wages                       20,976         11,550
      Accrued Federal Income Tax                       85,307             --
      Deferred income tax                                  --        204,000
      Other liabilities                                 5,683         17,381
                                                   ----------     ----------

        Net cash provided (used) by
         operating activities                      $  607,408     $2,313,758
                                                   ==========     ==========

NOTE 4 - EARNINGS PER SHARE
          The weighted average number of shares used to compute the net income per shares was 1,489,214 and 1,524,548 for the three month periods ended June 30, 1999 and 1998, respectively.

NOTE 5 - NOTES PAYABLE
          Notes payable consist of the following at June 30, 1999:

          Note payable Ft. Atkinson, due in monthly
          installments of $3,992, including interest
          at 4% through July 2003.                                186,883

          Capital lease - Ft. Atkinson - due in
          monthly installments of $705 including
          interest at 17.9% through July 2001                      14,305

          Capital lease - Yale - due in monthly
          installments of $828.48 including interest
          at 9.0% maturing September 2001.                         18,345
                                                                ---------

                                                                  219,533
          Less current portion                                     56,285
                                                                ---------
                                                                $ 163,248

          Maturities of notes payable obligations are as follows:

          Year ended June 30:

          2000:                                                 $  56,285
          2001:                                                    58,767
          2002:                                                    46,233
          2003:                                                    46,419
          2004:                                                    11,829
                                                                ---------

                                                                $ 219,533
                                                                =========

     The Company maintains a bank line-of-credit of $1,300,000 for working capital requirements. The applicable interest rate is at 1/2% below the prime lending rate, currently 7.5% at June 30, 1999. The line-of-credit is secured by all accounts receivable, inventories and equipment of the Company. Additionally, certain required financial ratios must be maintained. The Company is in compliance with all covenant requirements as of June 30, 1999. The Company has borrowings against the line of $191,428 and $741,076 at June 30, 1999 and 1998, respectively.

NOTE 6 - NOTES RECEIVABLE

         Notes receivable consist of the following at June 30, 1999:

         Notes receivable - Wesley Industries, Inc.
         due in quarterly payments of $35,000
         commencing June 1, 1998, including imputed
         interest, with a final payment of the remaining
         outstanding principal and imputed interest balance
         on March 1, 2003.                                      $ 495,238

         Less current portion                                     112,381
                                                                ---------
                                                                $ 382,857
                                                                =========

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operation during the periods included in the accompanying consolidated financial statements for the six (6) months ended June 30, 1999.

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

LIQUIDITY & CAPITAL RESOURCES
-----------------------------

     The Company has a consolidated line of credit of $1,300,000 with monthly interest payments at the prime rate with the National Bank of Detroit. The line is collateralized by substantially all assets.
Borrowings as of June 30, 1999 was $191,428.

RESULTS OF OPERATIONS
---------------------

     The Company is reporting year-to-date pre-tax profit on operations before extraordinary item of $309,172 for the six months ended June 30, 1999 as compared to a loss of ($104,065) for the same period in 1998. Net sales for the period ended June 30, 1999 were approximately $5,017,571; which represents an increase of 1.8% from 1998 sales through June 30, 1998 of $4,930,502. The loss in 1998 includes a one-time loss of $143,214 due to the abandonment of leasehold improvements upon the expiration of the building lease of the Michigan Casting plant. The production operations were previously consolidated with Yale Industries in 1996.

     The cost of sales for the six months ended June 30, 1999 as a percentage of sales was 86.8% as compared to 90.6% for the same period in 1998.

     Selling, General and Administrative for the three months ended June 30, 1999 as a percentage of sales was 7.9% as compared to 8.2% for the same period in 1998.

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

                                 PART II

Item 1.   Legal Proceedings
          -----------------

          The Company is not engaged in any material pending legal proceeding to which the Company is a party or to which any of its property is subject.

Item 2.   Changes in Securities
          ---------------------

          None

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          None

Item 4.   Submission of Matters to a Vote of Securities Holders
          -----------------------------------------------------

          An Annual Meeting of Shareholders was held on June 10, 1999 for the election of Directors and a proposal to reduce the authorized capital of the corporation from 25,000,000 shares of Common Stock to 5,000,000 shares of Common Stock and change the par value to $.015. The following summarizes the vote at the meeting:

          Election of Directors - With Terms Expiring at the Annual Meeting
          ---------------------------------------------------------------
          in 2002:
          -------

                                                 For      Against   Abstain
                                                 ---      -------   -------
          Dennis R. LeDuc                       929,943     1,962      0

          Amendment To Articles of Incorporation:
          --------------------------------------

                                                 For      Against   Abstain
                                                 ---      -------   -------
          Reduction of Authorized Capital       932,676    79,095      0

Item 5.   Other Information
          -----------------

          None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          No Reports on Form 8-K were filed during the quarter.

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

Date:     July 29, 1999