Form 10-Q
period 1999-09-30
MARGATE INDUSTRIES INC
filed 1999-11-01
CIK 761198

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended        September 30, 1999
                                       -------------------------------

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

As of September 30, 1999, the Company had 1,515,414 shares of its $.015 Par Value Common Stock outstanding.

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


            Consolidated Income Statement. . . . . . . . . . . . . . .5


            Consolidated Statements of Changes in
              Stockholders' Equity . . . . . . . . . . . . . . . . . .6


            Consolidated Statements of Cash Flows. . . . . . . . . . .7


            Notes to Consolidated Financial
              Statements . . . . . . . . . . . . . . . . . . . . 8 - 10


Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . .11 - 12


PART II:    OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . 13
--------    -----------------

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
               ------------------------------------------


                                                Sept 30, 1999  Dec. 31, 1998
                                                -------------  -------------
                                                 (Unaudited)
ASSETS
------


CURRENT ASSETS

  Cash and cash equivalents                        $1,576,294     $1,504,725

  Accounts receivable                               2,080,211      1,569,446

  Current maturities of notes receivable              114,286        108,571

  Inventories                                          92,000         43,000

  Prepaid expenses and other                          114,907         60,049

  Prepaid Federal income tax                                -         21,700

  Deferred tax asset                                   10,500         10,500
                                                   ----------     ----------

         Total Current Assets                       3,988,198      3,317,991




PROPERTY, PLANT AND EQUIPMENT

  At cost net of accumulated depreciation and
  amortization of $1,904,683 and $1,631,533 at
  September 30, 1999 and December 31, 1998,
  Respectively                                      3,731,444      3,763,902

NOTES RECEIVABLE - net of current maturities          353,571        440,000

OTHER                                                  34,833         39,800
                                                   ----------     ----------

         Total Assets                              $8,108,046     $7,561,693
                                                   ==========     ==========








See Notes to Consolidated Financial Statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS (Continued)
                -----------------------------------------

                                               Sept. 30, 1999  Dec. 31, 1998
                                                -------------  -------------
                                                 (Unaudited)
LIABILITIES & STOCKHOLDER'S EQUITY


CURRENT LIABILITIES

  Line-of-credit                                   $  420,432     $  585,212

  Currents portion of long-term debt                   56,714         61,710

  Accounts payable                                    360,455        212,306

  Accrued salaries and wages                           81,928         67,233

  Accrued workers' compensation                        12,000          4,651

  Accrued federal income tax                          133,307              -

  Other accrued liabilities                           128,029         15,041
                                                   ----------     ----------

         Total Current Liabilities                  1,192,865        946,153



DEFERRED TAX LIABILITY                                255,500        255,500

OTHER POSTRETIREMENT BENEFITS                         452,075        452,075

NOTES PAYABLE - Long-term                             148,730        191,599




STOCKHOLDERS' EQUITY:

  Common stock - $.015 par value

    Authorized - 5,000,000
    Issued and outstanding -
      1,514,414 and 1,489,214
      at September 30, 1999 and December 31, 1998,
      respectively                                     22,731         22,338

  Paid-in for common stock in excess of
    par value                                       7,391,173      7,345,038

  Accumulated deficit                              (1,355,028)    (1,651,010)
                                                   ----------     ----------

         Total Stockholders' Equity                 6,058,876      5,716,366
                                                   ----------     ----------

         Total Liabilities and
           Stockholders' Equity                    $8,108,046     $7,561,693
                                                   ==========     ==========

See Notes to Consolidated Financial Statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED INCOME STATEMENTS
                -----------------------------------------
                               (Unaudited)



                               Three Months Ended       Nine Months Ended
                                 September 30,            September 30,

                               1999        1998         1999        1998

NET SALES                    $2,477,284  $2,523,248   $7,494,855  $7,453,750

COST OF SALES                 2,130,728   2,317,488    6,485,888   6,784,808
                             ----------  ----------   ----------  ----------

GROSS PROFIT                    346,556     205,760    1,008,967     668,942
                             ----------  ----------   ----------  ----------

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES       235,579     207,368      633,829     613,621
                             ----------  ----------   ----------  ----------

RELATED PARTY SERVICES
  AND SALES COMMISSIONS               0           0        1,966       4,231
                             ----------  ----------   ----------  ----------

INCOME (LOSS) FROM OPERATIONS   110,977      (1,608)     373,172      51,090
                             ----------  ----------   ----------  ----------

DIVIDEND AND INTEREST INCOME
  (EXPENSE) - NET                18,332       8,690       52,808      (4,859)

OTHER (EXPENSE)                  12,501           0       25,002    (143,214)
                             ----------  ----------   ----------  ----------

INCOME (LOSS) BEFORE
  PROVISIONS FOR
  EXTRAORDINARY ITEM            141,810       7,082      450,982     (96,983)

GAIN ON SALE OF 45% INTEREST
  IN NEW HAVEN FOUNDRY                -           -            -   2,075,000

INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES              141,810       7,082      450,982   1,978,017

PROVISION FOR FEDERAL
  INCOME TAXES                   48,000       3,880      155,000     170,407
                             ----------  ----------   ----------  ----------

INCOME (LOSS)                $   93,810  $    3,202   $  295,982  $1,807,610
                             ==========  ==========   ==========  ==========

BASIC EARNINGS PER COMMON
  SHARE                          $0.062      $0.002       $0.198      $1.188

WEIGHTED AVERAGE SHARES
  OUTSTANDING                 1,514,605   1,517,553    1,497,741   1,522,186



See Notes to Consolidated Financial Statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       -----------------------------------------------------------
                               (Unaudited)



                                                 NINE MONTHS ENDED SEPTEMBER 30, 1999

                                COMMON STOCK        PAID IN FOR
                              ----------------      COMMON STOCK
                            NUMBER OF               IN EXCESS OF    ACCUMULATED   STOCKHOLDERS'
                             SHARES       AMOUNT      PAR VALUE       DEFICIT        EQUITY
                            --------     --------    -----------     ---------      --------
Balance - January 1, 1999   1,489,214   $   22,338   $7,345,038     $(1,651,010)  $5,716,366

Stock Issued                   26,200          393       46,135                       46,528

Net income                         --           --           --         295,982      295,982
                           ----------   ----------   ----------      ----------   ----------

Balance -
 September 30, 1999         1,515,414   $   22,731   $7,391,173     $(1,355,028)  $6,058,876
                           ==========   ==========   ==========      ==========   ==========



                                                NINE MONTHS ENDED SEPTEMBER 30, 1998

                                COMMON STOCK       PAID IN FOR
                              ----------------     COMMON STOCK
                            NUMBER OF              IN EXCESS OF   ACCUMULATED    STOCKHOLDERS'
                             SHARES      AMOUNT      PAR VALUE      DEFICIT         EQUITY
                            --------    --------    -----------    ---------      --------
Balance - January 1, 1998*  1,524,548   $   22,868   $7,410,725    $(3,622,126)   $3,811,467

Repurchase of stock           (22,334)        (350)     (47,297)                     (47,647)

Net income                         --           --           --      1,807,610     1,807,610
                           ----------   ----------   ----------     ----------    ----------

Balance -
 September 30, 1998*        1,501,214   $   22,518   $7,363,428    $(1,814,516)   $5,571,430
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








See Notes to Consolidated Financial Statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------
                               (Unaudited)

                                                       Nine Months Ended
                                                          September 30,

                                                       1999           1998
                                                      ------         ------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS


OPERATING ACTIVITIES                               $  397,664     $2,241,578

INVESTING ACTIVITIES:

  Purchase of plant and equipment                    (240,692)      (125,731)
                                                   ----------     ----------

Net cash used in investing activities                (240,692)      (125,731)

FINANCING ACTIVITIES:

  Net proceeds (repayments) -
    line of credit (net)                             (164,780)       242,077

  Purchase of common stock                             46,528        (47,647)

  Principal payments under long-term
    obligations                                       (47,865)      (336,523)

  Decrease (increase) in notes receivable              80,714       (565,624)
                                                   ----------     ----------

Net cash provided by (used in)
   financing activities                               (85,403)      (707,717)

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                 71,569      1,408,130

CASH AND CASH EQUIVALENTS - Beginning               1,504,725        110,822
                                                   ----------     ----------

CASH AND CASH EQUIVALENTS - Ending                 $1,576,294     $1,518,952
                                                   ==========     ==========







See Notes to Consolidated Financial Statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
     The consolidated Balance Sheet as of September 30, 1999 and the related Consolidated Statements of Operations, Changes in
     Stockholders' Equity, and Cash Flows for the nine months ended
     September 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. The results of operations for the nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the whole year.

     The notes to the financial statements are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements.

NOTE 2 - DIVIDENDS
     On September 15, 1999 the Board Of Directors approved a 5% stock dividend payable on November 15, 1999 to shareholders of record on October 15, 1999.

NOTE 3 - STATEMENTS OF CASH FLOWS
     A reconciliation of net income to net cash flows provided by operating activities is as follows:
                                                       Nine Months Ended
                                                         September 30,
                                                          (unaudited)
                                                      1999           1998
                                                   ----------     ----------

Net income                                         $  295,982     $1,807,610
Adjustments to reconcile net income to
  net cash from operating activities:
     Depreciation and amortization                    273,150        272,000
     Loss on disposal of fixed assets                                143,214
     Changes in assets and liabilities:
       Accounts receivable                           (510,765)      (129,915)
       Inventories                                    (49,000)      (122,999)
       Prepaid expenses                               (54,858)        12,529
       Prepaid Federal tax                             21,700        (63,046)
       Other assets                                     4,967          4,064
       Accounts payable                               148,149         67,323
       Accrued workers'  compensation                   7,349          9,000
       Accrued salaries and wages                      14,695         20,808
       Accrued Federal Income Tax                     133,307             --
       Deferred income tax                                           204,000
       Other liabilities                              112,988         16,990
                                                   ----------     ----------
               Net cash provided (used) by
                 operating activities              $  397,664     $2,241,578
                                                   ==========     ==========

NOTE 4 - EARNINGS PER SHARE
     The weighted average number of shares used to compute the net income per shares was 1,497,741 and 1,522,186 for the nine month periods ended September 30, 1999 and 1998, respectively.

NOTE 5 - NOTES PAYABLE
     Notes payable consist of the following at September 30, 1999:

     Note payable Ft. Atkinson, due in monthly
     installments of $3,992, including interest
     at 4% through July 2003.                                 176,741

     Capital lease - Ft. Atkinson - due in monthly
     installments of $705 including interest at 17.9%
     through July 2001                                         12,446

     Capital lease - Yale - due in monthly
     installments of $828.48 including interest at
     9.0% maturing September 2001.                             16,257
                                                            ---------

                                                              205,444
     Less current portion                                      56,714
                                                            ---------
                                                            $ 148,730

     Maturities of notes payable obligations are as follows:

     Year ended September 30:

          2000:                                             $  56,714
          2001:                                                56,869
          2002:                                                45,047
          2003:                                                46,814
                                                            ---------

                                                            $ 205,444
                                                            =========

     The Company maintains a bank line-of-credit of $1,300,000 for working capital requirements. The applicable interest rate is at 1/2% below the prime lending rate, currently 7.75% at September 30, 1999. The line-of-credit is secured by all accounts receivable, inventories and equipment of the Company. Additionally, certain required financial ratios must be maintained. The Company is in compliance with all covenant requirements as of September 30, 1999. The Company has borrowings against the line of $420,432 and $868,077 at September 30, 1999 and 1998, respectively.

NOTE 6 - NOTES RECEIVABLE

     Notes receivable consist of the following at September 30, 1999:

     Notes receivable - Wesley Industries, Inc. due
     in quarterly payments of $35,000 commencing
     June 1, 1998, including imputed interest, with a
     final payment of the remaining outstanding
     principal and imputed interest balance on
     March 1, 2003.                                         $ 467,857

     Less current portion                                     114,286
                                                            ---------
                                                            $ 353,571
                                                            =========

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operation during the periods included in the accompanying consolidated financial statements for the six (9) months ended September 30, 1999.

FORWARD-LOOKING STATEMENTS MAY NOT PROVE ACCURATE
-------------------------------------------------

     When used in this Form 10-Q, the words "anticipate," "estimate," "expect," "project," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that the Company=s projected sales, revenues and contract negotiations are not realized. Should one or more of these uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

LIQUIDITY & CAPITAL RESOURCES
-----------------------------

     The Company has a consolidated line of credit of $1,300,000 with monthly interest payments at the prime rate with the National Bank of Detroit. The line is collateralized by substantially all assets.
Borrowings as of September 30, 1999 was $420,432.

RESULTS OF OPERATIONS
---------------------

     The Company is reporting year-to-date pre-tax profit on operations before extraordinary item of $450,982 for the nine months ended September
30, 1999 as compared to a loss of ($96,983) for the same period in 1998.
Net sales for the period ended September 30, 1999 were approximately
$7,494,855; which represents an increase of 0.6% from 1998 sales through September 30, 1998 of $7,453,750. The loss in 1998 includes a one-time loss of $143,214 due to the abandonment of leasehold improvements upon the expiration of the building lease of the Michigan Casting plant. The production operations were previously consolidated with Yale Industries in 1996.

     The cost of sales for the nine months ended September 30, 1999 as a percentage of sales was 86.5% as compared to 91.0% for the same period in 1998.

     Selling, General and Administrative for the nine months ended September 30, 1999 as a percentage of sales was 8.5% as compared to 8.2% for the same period in 1998.

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

          Report filed during the quarter on 5% stock dividend payable on 11/15/99

                               SIGNATURES
                               ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MARGATE INDUSTRIES, INC.



By: /s/ William H. Hopton
   -----------------------------
     William H. Hopton

Date:     October 29, 1999