Form 10-K405
period 1999-12-31
MARGATE INDUSTRIES INC
filed 2000-03-28
CIK 761198

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-K

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
              For the fiscal year ended   DECEMBER 31, 1999
                                        -------------------
                                   or

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

           For the transition period from   N/A   to   N/A
                                           -------   -------

                 Commission File Number          0-13817
                                        ----------------

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

                      COMMON STOCK, $.015 PAR VALUE
                      -----------------------------
                             Title of Class

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

At March 15, 2000, 1,597,280 shares of Common Stock, $.005 per share, were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant on that date was approximately $1,967,521.

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

     On July 19, 1990, the Company sold 55% of the common stock of NHF to Wesley Industries, Inc., ("Wesley"), for $1,589,000 consisting of $1,500,000 cash and an $89,000 five-year Promissory Note. Wesley was 50%- owned by Mr. Delbert W. Mullens, currently a Director of the Company and 50%-owned by Ms. Lula Mullens. The promissory note called for interest at 2% over the prime rate, with no principal payments required until September, 1991. The Company extended the term of the note and payments begin in April, 1994. Upon repayment of the promissory note, Wesley had the right to purchase an additional 20% of the shares of NHF held by the Company for $800,000 or the then current book value, whichever is greater. Upon such purchase, the Company could require Mr. Mullens to purchase the remaining shares for $1,800,000 or the then current book value, whichever is greater.

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

          (vii) MAJOR CUSTOMERS. The following table sets forth information concerning customers, or any group of customers under common control, or customers which are affiliates of each other, to which sales were made by the Company during the fiscal year ended December 31, 1999, in an amount which equals 10% or more of the Company's revenue and the Company's relationship to each:

                              RELATIONSHIP              PERCENT
                                  TO       AMOUNT OF    OF TOTAL
          CUSTOMER              COMPANY     REVENUE     REVENUE
          --------              -------------------------------

     New Haven Foundry, Inc.     None     $6,407,178     65.5%

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

          (xiii) EMPLOYEES. As of December 31, 1999, the Company had approximately 170 hourly employees and 22 salaried employees at Yale Industries, Fort Atkinson Industries and Margate Industries. None of these employees are presently represented by a union.

     (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES. The Company has no operations in foreign countries and no portion of its sales or revenues is derived from customers in foreign countries except Yale had sales of approximately $0 in 1999, $0 in 1998 and $44,000 in 1997 to Ford of Canada.


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

                                                      BID PRICE
                                                 ADJUSTED FOR REVERSE
                                                STOCK SPLIT ON 11/13/98
                                                -----------------------
                                                  HIGH            LOW
                                                  -------------------


     Quarter ended March 31, 1999                 $1.91          $0.71
     Quarter ended June 30, 1999                  $2.02          $1.43
     Quarter ended September 30, 1999             $1.83          $1.58
     Quarter ended December 31, 1999              $1.97          $1.13

     Quarter ended March 31, 1998                 $2.06          $1.13
     Quarter ended July 30, 1998                  $2.53          $1.50
     Quarter ended September 30, 1998             $2.67          $1.31
     Quarter ended December 31, 1998              $1.88          $1.25

     Quarter ended March 31, 1997                 $2.52          $1.89
     Quarter ended June 30, 1997                  $2.52          $2.16
     Quarter ended September 30, 1997             $3.18          $2.07
     Quarter ended December 31, 1997              $1.98          $1.23


     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The approximate number of holders of record or the Company's common stock at March 15, 2000 was 380 directly and 2,000 in street name.

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

     On November 15, 1999 the Company paid a 5% stock dividend to shareholders of record as of December 15, 1999.

     The following table sets forth certain selected financial data with respect to the Company.

(In Thousands, Except for Share Data)

                                        Year Ended December 31
                             ----------------------------------------------

                              1999     1998      1997       1996      1995
                             ------   ------    ------     ------    ------

Net sales                   $ 9,789  $ 9,769   $10,472    $ 9,442   $ 9,311

Net income (loss)           $   332  $ 1,971   $   149    $ (773)   $(1,744)

Net income (loss)
 per common share           $   .22  $  1.30   $  0.10    $ (0.51)  $ (1.11)

Stock dividend declared
 per common share               5%   $     0   $     0    $     0   $     0

Dividends declared
 per common share           $     0  $     0   $     0    $     0   $0.0900

Total assets                $ 7,896  $ 7,562   $ 6,221    $ 6,195   $ 5,465

Long-term  debt             $   125  $   192   $   412    $   344   $   184

Stockholders' equity        $ 6,103  $ 5,716   $ 3,811    $ 3,662   $ 4,465

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

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

     The current and quick ratios, which provide an indication of the Company's short-term assets in relation to its short-term obligations, for the comparable periods are as follows:

                                           1999              1998
                                         --------          --------

 Working Capital                        $2,481,095        $2,371,838

 Current Ratio                           3.74 : 1          3.51 : 1

 Quick Assets (Cash, Securities
   and Receivables)                     $2,830,457        $3,074,171

 Quick Ratio                             3.13 : 1          3.25 : 1

     As noted by the above computations, the current ratio has increased from 3.51:1 to 3.74:1 and working capital has increased by $109,257 for the period from December 31, 1998 to December 31, 1999. The quick ratio has decreased from 3.25:1 to 3.13:1. The largest single factor contributing to the increase in working capital is the profitability of the Company.

     Trade receivables decreased by $500,619 from December 31, 1998 to December 31, 1999. The decrease was due primarily to $700,000 of accounts converted to a note receivable.

     The Company has a facility line of credit of $1,300,000, with monthly interest payments at 1/2 below the prime rate. This line of credit is collateralized by substantially all the assets of the Company. Borrowings as of December 31, 1999 were $217,000.

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

RESULTS OF OPERATIONS
---------------------

YEAR ENDED DECEMBER 31, 1999 VS. YEAR ENDED DECEMBER 31, 1998
-------------------------------------------------------------

     Sales increased by $20,018 or .2% from December 31, 1998 to December 31, 1999. The Company's net income before extraordinary item increased by $357,937 over the prior year's net loss of $(20,098). Improved efficiency and cost reductions are the primary reasons along with interest income.

     Cost of sales as a percentage of sales was 87.5% for the year ending December 31, 1999 as compared to 90.6% for the year ending December 31, 1998. The major reason for the decrease was increased efficiency in labor costs.

     Selling, general and administrative expenses decreased by $22,134 from 1998 to 1999.

     Interest income (net of interest expense) for the year ending December 31, 1999 increased $52,201. The increase is the result of increased interest income from notes receivable on the sale of NHF.

     Related party services and sales commissions decreased from $4,232 in 1998 to $1,966 in 1999. The decrease was in sales volume from customers from outside sales representatives.

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

     During 1999, 1998 and 1997 there were no significant changes in prices.

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

YEAR 2000 READINESS
-------------------

     Year 2000 computer problems may arise after the date of this Prospectus. Our business could be interrupted by any material year 2000-related failure of our internal systems, the systems that carry Internet traffic to our online loan marketplace, the systems of our lenders or online partners, or the systems used by consumers to access our marketplace.

     During 1999 we conducted a review of the year 2000 readiness of our information technology systems. These systems include software that we have internally developed and software and hardware that we have obtained from third-party vendors and licensors. Our review identified a limited number of remedial steps that we completed prior to January 1, 2000. In 1999, we performed full end-to-end testing of all key business functions in a simulated operating environment to assure that our systems previously verified to be year 2000 compliant remained compliant as changes were made to them.

     The aggregate costs associated with our year 2000 review and remediation were approximately $500 in 1999. We estimate that any costs related to year 2000 issues in 2000 will also be immaterial. As of the date of this Prospectus, we have not experienced any year 2000-related systems failures. We intend to continue to monitor our own systems for ongoing year 2000 compliance and conduct testing to confirm the compliance of our system, as well as to confer with our vendors about their ongoing year 2000 compliance.

     Based on our efforts to date, we believe that we will not experience any material year 2000 problems. There are, however, possible scenarios under which year 2000 problems, if they occur, could materially affect us. The most reasonably likely worst cases among these scenarios, include: the temporary inability of one or more of our key lenders to receive consumer Qualification Forms from us or to reply to consumers with loan offers; the temporary inability of our online partners to direct consumer traffic to our marketplace; and a failure of, or a degradation in, the Internet infrastructure that reduces traffic to, or the performance of, our Website. We do not intend to develop contingency plans to address these or other potential worst-case scenarios.


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

     None.

ITEM 10.  IDENTIFICATION OF OFFICERS AND DIRECTORS
          ----------------------------------------

     The following table sets forth the names and ages of all Officers and Directors of the Company, indicating all positions and offices with the Company held by each such person, and any periods during which he has served as such:

                                                                  Position Served
                                                                    as Director
      Name              Age   All Positions with the Company        of Company
      ----              ---   ------------------------------        ----------
Frederick G. Schriever  75    Director of the Company,          November 1987 to present
                               Ft. Atkinson, and Yale Industries

Delbert W. Mullens      55    Director of the Company,          July 1990 to present
                               Ft. Atkinson, and Yale Industries

William H. Hopton       65    President and Director            January 1986 to present
                               of the Company, Ft. Atkinson,
                               and Yale Industries

Denis R. LeDuc          52    Treasurer and Director            June 1999 to present
                               of the Company, Ft. Atkinson,
                               and Yale Industries

David A. Widlak         51    Vice President, Secretary         November 1987 to present
                               and Director of the Company,
                               Ft. Atkinson, and Yale Industries

BUSINESS EXPERIENCE OF DIRECTORS AND OFFICERS
---------------------------------------------

     FREDERICK G. SCHRIEVER former Chairman of the Company's Board of Directors from November of 1987 to June 1999. President of Casting Sales, Inc. from 1972 to present. Casting Sales, Inc. is a manufacturer's representative of foundries and machining. Since 1955 to the present, Mr. Schriever has also been President of Amber Tool and Engineering which holds real estate and owns an interest in several machine shops. Since 1960 to the present, he has been President of J.P. Bell Co., a company specializing in machine levelers, Vice President of Casting Industries, Inc. and since 1996 Chairman of Machining Enterprise, Inc. a production machine shop. Mr. Schriever received a Bachelor of Science Degree in Organic Chemistry in 1949 from the University of Michigan. Mr. Schriever devotes as much time as necessary to the business of the Company and its subsidiaries.

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

     DENIS R. LEDUC has been a Director since June 1999. He received his Bachelor Degree from Wayne State University in 1969 (cum laude) and a juris doctorate degree in law from the University of Michigan in 1972.

     DAVID A. WIDLAK has been Secretary and a Director of the Company since November of 1987. In February 1994 he was named Vice President. Also, Mr. Widlak is a director of Community central Bank, of Mount Clemens, Michigan, a publicly held company since November 1999. He received a Bachelors Degree from Wayne State University in 1969 and a juris doctorate Degree in Law from the University of Michigan in 1972. Mr. Widlak devotes as much time as is necessary to the business of the Company and its subsidiaries.

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

     Except for Mr. Widlak, no Director holds a directorship in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

     COMMITTEES, MEETINGS OF THE BOARD OF DIRECTORS. The Company has an audit and compensation committee consisting of Delbert Mullens and Denis Leduc, which consults with and reviews the reports of the Company's independent auditors and the Company's internal financial staff. This committee also makes recommendations to the Company's Board of Directors as to compensation matters. The audit and compensation committee held one meeting during the year. The Company's Board of Directors held four regular meetings during the fiscal year ended December 31, 1999, at which time all of the then Directors were present or consented in writing to the actions taken at such meetings.

     COMPLIANCE WITH SECURITIES EXCHANGE ACT REPORTING REQUIREMENTS. To the Company's knowledge, during the fiscal year ended December 31, 1999, the Company's Officers and Directors complied with all applicable Section 16(a) filing requirements. This statement is based solely on a review of the copies of such reports furnished to the Company by its Officers and Directors and their written representations that such reports accurately reflect all reportable transactions.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     CASH COMPENSATION. The following table sets forth the total remuneration paid during the Company's last fiscal year ended December 31, 1999 and the prior two years of the President and Vice President

==========================================================================================================
                                       SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------
                                                                    Long Term Compensation
                                                                 ------------------------------
                     Annual Compensation                                  Awards        Payouts
-----------------------------------------------------------------------------------------------

      (a)             (b)      (c)          (d)         (e)         (f)          (g)     (h)        (i)

                                                       Other                                       All
      Name                                             Annual   Restricted              LTIP      Other
      and                                              Compen-     Stock      Options/  Pay-      Compen-
   Principal                  Salary       Bonus       sation     Award(s)      SARs    outs      sation
   Position         Year (1)    ($)         ($)        ($)(2)       ($)        (#)(3)   ($)       ($)(4)
----------------------------------------------------------------------------------------------------------
William H. Hopton    1999    $ 90,000     $ -0-        $ 14,000                80,000             $ 22,400
 President and CEO   1998    $ 90,000     $ -0-        $ 30,000                     0             $ 22,000
                     1997    $ 87,500     $ -0-        $ 24,000                     0             $ 20,000

David Widlak         1999    $ 65,000     $ -0-        $ 14,000                80,000             $ 20,000
 Vice President      1998    $ 66,000     $ -0-        $ 30,000                     0             $ 20,000
                     1997    $ 62,500     $ -0-        $ 24,000                     0             $ 19,000
===========================================================================================================

(1)  Periods presented are for the year ended December 31.
(2)  Represents Directors fees.
(3) Number of shares of Common Stock subject to options granted during the year indicated.
(4) Represents employer contributions for insurance, disability insurance, pension and car allowance.

COMPENSATION OF DIRECTORS

     The Directors received $6,000 for each regular meeting they attend plus expenses. The Chairman of the Board of Directors received $7,000 per meeting. Special meetings were paid at $3,000, but have been reduced currently to $1,500.

     Effective at the June Board of Directors meeting, fees for Directors were reduced to $4,000 for each regular meeting.

OPTIONS GRANTED

     The following table sets forth the options that have been granted to the President and Vice President listed in the Executive Compensation Table during the Company's last fiscal year ended December 31, 1999.

              Option/SAR Grants in Last Fiscal Year (1999)
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

William H. Hopton      N/A             N/A            N/A           N/A
 President

David A. Widlak        N/A             N/A            N/A           N/A
 Vice President


AGGREGATE OPTIONS EXERCISED IN 1998 AND OPTION VALUES AT DECEMBER 31, 1999

     The following table sets forth certain information regarding options to purchase shares of Common Stock exercised during the Company's 1999 fiscal year and the number and value of exercisable and unexercisable options to purchase shares of Common Stock held as of the end of the Company's 1999 fiscal year by the Executive Officers of the Company named in the Summary Compensation Table:

                 Aggregated Options Exercised in 1999
                and Option Values at December 31, 1999
--------------------------------------------------------------------------
       (a)              (b)          (c)        (d)             (e)
                                                             Value of
                                              Number of     Unexercised
                                             Unexercised    In-the-Money
                   Shares                    Options at      Options at
                  Acquired       Value        12/31/99        12/31/99
     Name        on Exercise  Realized(1)    Exercisable   Exercisable(2)
     ----        -----------  --------       -----------   -----------

William H. Hopton    None         $0           80,000        $14,400
 President

David A. Widlak      None         $0           80,000        $14,400
 Vice President
--------------------------------------------------------------------------
(1) Value realized is equal to the difference between the fair market value per share of Common Stock on the date of exercise and the option exercise price per share multiplied by the number of shares acquired upon exercise of an option.

(2) Value of exercisable/unexercisable in-the-money options is equal to the difference between the fair market value per share of Common Stock of $1.81 at December 31, 1999, and the option exercise price per share multiplied by the number of shares subject to options.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. The following table sets forth as of March 15, 2000, information with respect to the ownership of the Company's $.005 par value common stock by each person known by the Company to own beneficially more than 5% of the outstanding common stock, and by each of its officers and directors and by all officers and directors collectively as a group:

                                             Amount and
                                             Nature of
Name and Address of                          Beneficial      Percent of
 Beneficial Owner                            Ownership        Class (1)
------------------------------------------------------------------------

Frederick G. and Patricia W. Schriever        283,512 (2)        17.7%

Denis R. LeDuc                                 93,641 (3)         5.9%

David A. Widlak                                76,058 (4)         4.8%

Delbert W. Mullens                             12,565 (5)         0.7%

William H. Hopton                              44,476 (6)         2.8%

All Officers and Directors                    510,252            31.9%
of the Company & Subsidiaries
as a Group (5 Persons)
_____________________

(1) Each person has sole voting and investment power with respect to the shares shown.
(2) In addition to the above, Mr. Schriever has 30,000 options (expiration date 11/15/04).
(3) In addition to the above, Mr. LeDuc has 30,000 options (expiration date 11/15/04).
(4) In addition to the above, Mr. Widlak has 80,000 options (expiration date 11/15/04).
(5) In addition to the above, Mr. Mullens has 30,000 options (expiration date 11/15/04).
(6) In addition to the above, Mr. Hopton has 80,000 options (expiration date 11/15/04).

     CHANGES IN CONTROL. On March 23, 2000, the Company entered into a letter of intent with B2B Euro Wireless.com, Inc. ("B2B") wherein B2B would become a wholly owned subsidiary of a new holding company ("Holding Company") to be formed by the Company. Thereafter, the Holding Company will acquire all of the outstanding shares of the Company and issue its shares on a one-for-one basis with the Company's existing shareholders for a total of approximately 1,800,000 shares and acquire all of the outstanding shares of B2B for 15,200,000 shares of the Holding Company. Accordingly, the Company's existing shareholders will own 89.4% on a fully diluted basis. Following the transaction, the Board of Directors of the Holding Company shall consist of one member designated by the Company and the remaining Directors designated by B2B.

     Consummation of the transaction is subject to completion of due diligence by each of the parties, negotiation and execution of definitive agreement, satisfaction of regulatory requirements, if any, and such other conditions as the parties may require. Additionally, consummation of the transaction by the Company shall be subject to shareholder approval and the receipt of fairness opinion indicating the terms of the transaction are fair to the Company's shareholders.

     B2B intends to develop an online business-to-business e-commerce platform and technology to maximize opportunities on the Internet. To date B2B has conducted only limited operations.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     None

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

(a)  (1). The following Financial Statements are filed as part of this Report:

                                                                     Page
                                                                     ----

     Independent Auditors' Report                                     F-1

     Consolidated Balance Sheets, December 31, 1999 and 1998          F-2

     Consolidated Statements of Income, Years ended
     December 31, 1999, 1998 and 1997                                 F-3

     Consolidated Statements of Stockholders' Equity For the Years
     ended December 31, 1999, 1998 and 1997                           F-4

     Consolidated Statements of Cash Flows, Years ended
     December 31, 1999, 1998 and 1997                           F-5 - F-6

     Notes to Consolidated Financial Statements                       F-7


(a)  (3)  Exhibits:

     27        Financial Data Schedule


(b)  Reports on Form 8-K:

     On September 15, 1999, the Company filed a Report on Form 8-K under
     Item 5 with regard to the Board of Directors approving a 5% stock dividend with a record date of October 15, 1999.

                                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                                                                 ________

                                                 FINANCIAL STATEMENTS AND
                                             INDEPENDENT AUDITORS' REPORT
                                                                 ________

                                                        DECEMBER 31, 1999

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                                ________

                          FINANCIAL STATEMENTS
                                   AND
                      INDEPENDENT AUDITORS' REPORT
                                ________

                            DECEMBER 31, 1999

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES


                              - CONTENTS -










                                                              PAGE NUMBER
                                                              -----------

Independent Auditors' Report                                         1


Financial Statements:

     Consolidated Balance Sheet                                      2

     Consolidated Statement of Income                                3

     Consolidated Statement of Changes in Stockholders' Equity       4

     Consolidated Statement of Cash Flows                          5 & 6

     Notes to Consolidated Financial Statements                    7 - 21

                      Independent Auditors' Report
                      ----------------------------


To the Board of Directors
Margate Industries, Inc. and Subsidiaries
Yale, Michigan


We have audited the accompanying consolidated balance sheet of MARGATE INDUSTRIES, INC. AND SUBSIDIARIES as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MARGATE INDUSTRIES, INC. AND SUBSIDIARIES at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.


PERRIN, FORDREE & COMPANY, P.C.





Troy, Michigan
February 11, 2000

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET





                                 ASSETS
                                 ------

                                                       DECEMBER 31,
                                               ----------------------------
                                                   1999            1998
                                               ------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents:                   $ 1,620,120    $ 1,504,725
   Accounts receivable:
      Trade                                       1,068,827      1,569,446
      Other                                         141,510            -
   Current portion of notes receivable              428,305        108,571
   Inventories                                       42,000         43,000
   Prepaid expenses and other                        79,119         60,049
   Prepaid federal income tax                           -           21,700
   Deferred tax assets                                6,800         10,500
                                                -----------    -----------
         Total current assets                     3,386,681      3,317,991

PROPERTY, PLANT AND EQUIPMENT - At cost,
   net of accumulated depreciation and
   amortization of $1,998,414 and $1,631,533 at
   December 31, 1999 and 1998, respectively       3,734,803      3,763,902

OTHER ASSETS:
   Long-term notes receivable                       739,552        440,000
   Deposits                                          34,833         39,800
                                                -----------    -----------
                                                    774,385        479,800




                                                -----------    -----------
                                                $ 7,895,869    $ 7,561,693
                                                ===========    ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

                                                       DECEMBER 31,
                                               ----------------------------
                                                   1999            1998
                                               ------------    ------------

CURRENT LIABILITIES:
   Line-of-credit                               $   217,000    $   585,212
   Current portion of long- term debt                42,009         47,948
   Current portion of capital lease
    obligations                                      15,609         13,762
   Accounts payable:
      Trade                                         269,383        212,306
      Other                                          30,326            -
   Accrued expenses:
      Salaries and wages                             91,042         67,233
      Payroll taxes                                  43,535            -
      Income taxes                                  153,000            -
      Other                                          43,682         19,692
                                                -----------    -----------
         Total current liabilities                  905,586        946,153

LONG-TERM DEBT                                      124,489        166,498

CAPITAL LEASE OBLIGATIONS                             9,492         25,101

DEFERRED TAX LIABILITIES                            259,800        255,500

OTHER POST RETIREMENT BENEFITS                      493,282        452,075

STOCKHOLDERS' EQUITY:
   Common stock - $.015 par value:
      Authorized - 5,000,000 shares
      Issued and outstanding -
         1,597,024 and 1,489,214
         at December 31, 1999 and
         1998, respectively                          23,955         22,338
   Paid-in for common stock in excess of
      par value                                   7,523,252      7,345,038
   Accumulated deficit                           (1,443,987)    (1,651,010)
                                                -----------    -----------
                                                  6,103,220      5,716,366
                                                -----------    -----------

                                                $ 7,895,869    $ 7,561,693
                                                ===========    ===========

The accompanying notes are an integral part of the financial statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF INCOME
              YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                         1999           1998           1997
                                                       --------       --------       --------
NET SALES (Including related party sales and
  commissions of $-0-, $1,889,000 and
  $7,010,000 in 1999, 1998 and 1997, respectively)    $ 9,788,555    $ 9,768,537    $10,471,673

COST OF SALES                                           8,568,312      8,851,386      9,159,159
                                                      -----------    -----------    -----------

GROSS PROFIT                                            1,220,243        917,151      1,312,514

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                813,439        835,573      1,002,274

RELATED PARTY SERVICES AND SALES
  COMMISSIONS                                               1,966          4,232         18,098
                                                      -----------    -----------    -----------

OPERATING INCOME                                          404,838         77,346        292,142

OTHER INCOME (EXPENSE):
  Dividend and interest income                            103,643         87,893          2,661
  Interest expense                                        (31,445)       (67,896)      (107,804)
  Loss on abandonment of leasehold improvements               -         (143,214)           -
  Other income                                             37,503         15,773            -
                                                      -----------    -----------    -----------
                                                          109,701       (107,444)      (105,143)
                                                      -----------    -----------    -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                     514,539        (30,098)       186,999

PROVISION (BENEFIT) FOR FEDERAL INCOME
  TAXES                                                   182,700       ( 10,000)        38,000
                                                      -----------    -----------    -----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                   331,839        (20,098)       148,999

EXTRAORDINARY ITEM - gain on sale of equity
  investee (net of applicable income tax expense of
  $84,000)                                                    -        1,991,214            -
                                                      -----------    -----------    -----------

NET INCOME                                            $   331,839    $ 1,971,116    $   148,999
                                                      ===========    ===========    ===========

BASIC EARNINGS (LOSS) PER SHARE:

  INCOME BEFORE EXTRAORDINARY ITEM                    $       .22    $      (.01)   $       .10

  EXTRAORDINARY ITEM                                          -             1.31            -
                                                      -----------    -----------    -----------

  NET INCOME                                          $       .22    $      1.30    $       .10
                                                      ===========    ===========    ===========

The accompanying notes are an integral part of the financial statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997






                               COMMON STOCK         PAID-IN FOR
                           --------------------     COMMON STOCK                    TOTAL
                           NUMBER OF                IN EXCESS OF   ACCUMULATED   STOCKHOLDERS'
                            SHARES      AMOUNT       PAR VALUE       DEFICIT        EQUITY
                           --------    --------     -----------     ---------      --------
Balance - December 31,
  1996                    1,524,546   $  22,868    $7,410,725      $(3,771,125)   $3,662,468
Net income                      -           -            -             148,999       148,999
                         ----------   ---------    ----------      -----------    ----------
Balance December 31,
  1997                    1,524,546      22,868     7,410,725       (3,622,126)    3,811,467

Shares reacquired           (35,332)       (530)      (65,687)             -         (66,217)

Net income                      -           -             -          1,971,116     1,971,116
                         ----------   ---------    ----------      -----------    ----------
Balance - December 31,
  1998                    1,489,214      22,338     7,345,038       (1,651,010)    5,716,366

Shares issued to
  directors                  25,000         375        44,125              -          44,500

Stock issued for
  services                    6,000          90        10,425              -          10,515

Stock dividend - 5%          76,810       1,152       123,664         (124,816)          -

Net income                      -           -             -            331,839       331,839
                         ----------   ---------    ----------      -----------    ----------
Balance - December 31,
 1999                     1,597,024   $  23,955    $7,523,252      $(1,443,987)   $6,103,220
                         ==========   =========    ==========      ===========    ==========



The accompanying notes are an integral part of the financial statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CASH FLOWS
              YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                         1999           1998           1997
                                                       --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                        $ 9,489,334    $10,079,104    $10,276,690
  Cash paid to suppliers and employees                 (8,758,215)    (9,526,810)    (9,896,955)
  Interest and dividends received                          98,404         79,322          2,491
  Interest paid                                           (32,104)       (67,896)      (107,804)
  Income taxes refunded (paid)                                -          (33,000)       215,870
                                                      -----------    -----------    -----------
      Net cash from operating activities                  797,419        530,720        490,292

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equity investment                     -        1,475,214            -
  Payments received on notes receivable                    80,714         69,230         22,250
  Deposits refunded                                         4,967         16,964          2,371
  Purchase of property, plant and
    equipment                                            (337,782)      (192,624)      (246,250)
                                                      -----------    -----------    -----------
      Net cash from (to) investing activities            (252,101)     1,368,784       (221,629)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock                                  -          (66,217)           -
  Proceeds (repayments) from line-of-credit -net         (368,212)       (40,788)        44,000
  Principal payments under long-term obligations          (61,711)      (398,596)      (203,927)
                                                      -----------    -----------    -----------
      Net cash to financing activities                   (429,923)      (505,601)      (159,927)
                                                      -----------    -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 115,395      1,393,903        108,736

CASH AND CASH EQUIVALENTS:
  Balance - beginning of year                           1,504,725        110,822          2,086
                                                      -----------    -----------    -----------

  Balance - end of year                               $ 1,620,120    $ 1,504,725    $   110,822
                                                      ===========    ===========    ===========


 SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS
 -----------------------------------------------------------------------

EQUIPMENT ACQUIRED UNDER CAPITAL
  LEASE OBLIGATION                                    $       -      $    25,913    $    22,774
                                                      ===========    ===========    ===========

NOTE RECEIVABLE ACQUIRED FROM SALE
  OF INVESTEE                                         $       -      $   600,000    $       -
                                                      ===========    ===========    ===========

ISSUANCE OF STOCK DIVIDEND                            $   124,816
                                                      ===========

The accompanying notes are an integral part of the financial statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
              YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


   RECONCILIATION OF NET INCOME TO NET CASH FROM OPERATING ACTIVITIES
   ------------------------------------------------------------------



                                                         1999           1998           1997
                                                       --------       --------       --------
Net income                                            $   331,839    $ 1,971,116    $   148,999
Adjustments to reconcile net income
  to net cash from operating
  activities:
    Depreciation and amortization                         366,881        350,399        342,340
    (Gain) loss on sale of property, plant
      and equipment                                           -          143,214            -
      Gain on sale of equity investee                         -       (2,075,214)           -
      Deferred income tax provision                         8,000         21,700         30,400
      Stock issued for directors fees
        and services                                       55,015            -              -
  Changes in assets and liabilities which
    (increase) decrease cash flows:
      Accounts receivable                                (340,891)       294,794       (277,667)
      Inventories                                           1,000         (1,009)        (9,527)
      Prepaid expenses                                    (19,070)       (22,655)        46,739
      Accounts payable                                     87,404       (213,440)       (87,325)
      Accrued income tax                                  174,700         19,300        223,300
      Accrued expenses                                     91,334         10,296         25,134
      Accrued retiree health benefits                      41,207         32,219         47,899
                                                      -----------    -----------    -----------

  Net cash from operating activities                  $   797,419    $   530,720    $   490,292
                                                      ===========    ===========    ===========



The accompanying notes are an integral part of the financial statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1999


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

          PRINCIPLES OF CONSOLIDATION
          ---------------------------

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Margate Land Acquisition Company, Brown City Castings Corporation d/b/a Yale Industries (Yale), and Fort Atkinson Industries, Inc. (FAI). All intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

          CASH AND CASH EQUIVALENTS
          -------------------------

          The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents.

          ACCOUNTS RECEIVABLE
          -------------------

          Management has elected to record bad debts using the direct write-off method. Generally accepted accounting principles require that the allowance method be used to reflect bad debts. However, the effect of the use of the direct write-off method is not materially different from the results that would have been obtained using the allowance method.

          INVENTORIES
          -----------

          Inventories, consisting primarily of grinding wheels, are stated at the lower of cost or market, determined by the first-in, first-our (FIFO) method

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1999




NOTE 1 -  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES -
          CONTINUED:

          PROPERTY, PLANT AND EQUIPMENT
          -----------------------------

          Property, plant and equipment are recorded at cost. Costs of maintenance and repairs that do not materially extend the life of the asset are charged to expense when incurred.

          Depreciation and amortization of plant and equipment is recorded using the straight-line method over the estimated useful lives of the assets. Depreciation and amortization expense totaled $366,881, $350,399 and $342,340 in 1999, 1998 and 1997,
          respectively. Estimated useful lives of assets in the various classes of property, plant and equipment are as follows:

          Buildings and improvements                             40 years
          Machinery and equipment                                12 years
          Furniture and fixtures                                 12 years
          Automobiles                                             5 years

          INCOME TAXES
          ------------

          Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statements and income tax purposes.

          The deferred tax asset and liability represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

          REVENUE RECOGNITION
          -------------------

          Revenues derived from the cleaning of castings are recognized as services are provided.

          Sales commissions are recognized as revenue when earned.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1999




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

          RECLASSIFICATIONS
          -----------------

          Certain amounts in 1997 and 1998 have been reclassified to conform with the 1999 classification.


NOTE 2 -  RELATED PARTY TRANSACTIONS:

          The Company provides cleaning services to New Haven Foundry (NHF) for products manufactured by that company. Pursuant to the July
          1990 agreement for the sale of NHF common stock, the Company provided exclusive cleaning services on all castings produced by NHF.

          Pursuant to the sale of the Company's equity interest in NHF on March 24, 1998 a new cleaning contract superceded and replaced the 1990 casting cleaning agreement. This new agreement grants the Company the exclusive right to clean all production castings produced by NHF for a minimum period of seven years commencing March 24, 1998. In the event of the Management and Option Agreement, as described in Note 15, being extended beyond its six year term, the term of this agreement shall extend for one year beyond the termination date of the Management and Option Agreement. This contract may be terminated upon the exercise of NHF's option to purchase the Yale Industries, Inc. facility in accordance with the terms of the Management and Option Agreement. Additionally, this contract may be terminated in the event that the operations of the Yale facility are no longer being managed by the Operations Manager as noted in the Management and Option Agreement.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS-CONTINUED
                            DECEMBER 31, 1999



NOTE 2 -  RELATED PARTY TRANSACTIONS - CONTINUED:

          The terms of the 1990 sale also provided for a commission contract between NHF and the Company. The Company received a minimum of $150,000 per year, plus 3% of actual sales in excess of $35,000,000 but less than $40,000,000, plus an additional 2% on the actual sales that exceeded $40,000,000. Pursuant to the sale of the Company's equity interest in NHF on March 24, 1998, a new service fee contract superseded and replaced the 1990 commission agreement. The Company will receive quarterly service fee payments of $140,000 beginning on April 1, 1998, until January 1, 2003, for a total of $2,800,000 from NHF. The Company earned commissions and service fees from NHF amounting to $560,000, $564,807 and $610,378 in 1999, 1998 and 1997, respectively

          Any unpaid balances of the aforementioned amounts are included on the accompanying balance sheet.


NOTE 3 -  NOTES RECEIVABLE:

          Notes receivable - consisted of the following at December 31:

                                                              1999                1998
                                                           ----------          ----------
          Wesley Industries, Inc. - collateralized note
          receivable, as a result of the sale of 45% of
          New Haven Foundry (refer to Note 15),
          non-interest bearing, due in monthly
          installments of $35,000 of principal payments
          through March 2003.  (Net of discount at
          an effective interest rate of 6.0%).             $   467,857         $   548,571
          NHF - unsecured note receivable, as a result of
          the conversion of a portion of  NHF accounts
          receivable into a note (refer to Note 18) , due in
          monthly installments of $32,250, including
          interest at 8%, through February 2002.               700,000                 -
                                                           -----------         -----------
                                                             1,167,857             548,571
          Less current portion                                 428,305             108,571
                                                           -----------         -----------

                                                           $   739,552         $   440,000
                                                           ===========         ===========

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS-CONTINUED
                            DECEMBER 31, 1999




NOTE 4 -  PROPERTY, PLANT AND EQUIPMENT:

          Property, plant and equipment are summarized as follows as of December 31:

                                                              1999                1998
                                                           ----------          ----------
          Building and improvements                        $ 1,736,227         $ 1,706,681
          Machinery and equipment                            3,732,444           3,472,698
          Automotive equipment                                 123,649              77,297
          Furniture and fixtures                               140,897             138,759
                                                           -----------         -----------
               Total cost                                    5,733,217           5,395,435
          Less accumulated depreciation and
             amortization                                    1,998,414           1,631,533
                                                           -----------         -----------
                Net property, plant and
                equipment                                  $ 3,734,803         $ 3,763,902
                                                           ===========         ===========


NOTE 5 -  LINE-OF-CREDIT:

          The Company maintains a bank line-of-credit of $1,650,000 for working capital requirements. The interest rate on this line is at 1/2% below the bank's prime rate, which was 8% and 7.75% at December 31, 1999 and 1998, respectively. The line-of-credit is secured by all accounts receivable, inventories and equipment of the Company. The Company had borrowings against the line of $217,000 and $585,212 at December 31, 1999 and 1998, respectively. The Company is required to maintain a working capital balance of at least $1,500,000 and maintain a ratio of its total liabilities to tangible net worth of at least .75 as covenants under this credit agreement. For the years ended December 31, 1999 and 1998 the Company was in compliance with its covenants.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS-CONTINUED
                            DECEMBER 31, 1999



NOTE 6 -  LONG-TERM DEBT:

          Long-term debt consists of the following at December 31:

                                                              1999                1998
                                                           ----------          ----------
          Note payable - bank, due in monthly
          principal installments of $7,583, plus
          interest at prime, uncollateralized,
          maturing January, 1999.                          $       -           $     7,583

          Note payable, due in monthly installments
          of $3,992, including interest at 4% through
          July 2003, collateralized by equipment.              166,498             206,863
                                                           -----------         -----------
                                                               166,498             214,446
          Less current portion                                  42,009              47,948
                                                           -----------         -----------

                                                           $   124,489         $   166,498
                                                           ===========         ===========

          Maturities of long term debt obligations are as follows:

          Year ending December 31:
               2000                                             $  42,009
               2001                                                43,720
               2002                                                45,502
               2003                                                35,267
                                                                 --------

                                                                 $166,498
                                                                 ========


NOTE 7 -  CAPITAL LEASES:

          The Company periodically acquires assets under capital lease obligations. The capitalized cost of assets acquired under capital lease obligations of $48,687 less accumulated amortization of $7,544 and $3,487 at December 31, 1999 and 1998, respectively, is included in machinery and equipment in the accompanying financial statements. Amortization of these assets is included in depreciation expense. Interest on these leases ranges from 9% to 17.9%.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS-CONTINUED
                            DECEMBER 31, 1999



NOTE 7 -  CAPITAL LEASES - CONTINUED:

          The following is a schedule of future lease payments under capital leases:

          Year ending December 31:
               2000                                            $   18,402
               2001                                                10,356
                                                               ----------
               Total lease payments                                28,758
               Less amounts representing interest                   3,657
                                                               ----------

               Present value of future minimum payments            25,101
               Less: current portion                               15,609
                                                               ----------

                                                               $    9,492
                                                               ==========


NOTE 8 -  FAIR VALUE OF FINANCIAL INSTRUMENTS:

          The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are as follows at December 31, 1999 and 1998.

          The carrying values of cash and equivalents approximate fair values. The notes receivable in 1999 bear interest at a rate that approximates prime and the notes receivable in 1998 are discounted at an imputed rate that approximates an interest rate between independent parties. Therefore, the carrying values of these notes approximate fair value.

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

          The postretirement benefits obligation has been determined by an outside actuary based on the actuarial present value of the expected benefits' liability. As such, the carrying value approximates the fair value of this financial instrument.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS-CONTINUED
                            DECEMBER 31, 1999


NOTE 9 -  EARNINGS PER SHARE:

          In November 1998, the Company announced a reverse stock split, effectively reducing the number of shares outstanding by one-third and increasing the par value from $0.005 to $.015 per share of common stock. The weighted average number of shares, total shares outstanding and earnings per share have been adjusted for 1998 and 1997. Earnings per share (EPS) for the years ended December 31, 1999, 1998 and 1997 are computed as follows:

                                                                                    Per-Share
                                                                                    ---------
                                                       Income         Shares         Amount
                                                       ------         ------         ------

          December 31, 1997

          Income from continuing
           operations                                 $ 148,999      1,524,546      $      .10
                                                      =========      =========      ==========
          December 31, 1998

          Income from continuing operations
           before extraordinary items                 $  (20,098)    1,514,342      $     (.01)
                                                      ==========     =========      ==========

          December 31, 1999

          Income from continuing
           operations                                 $  331,839     1,512,670      $      .22
                                                      ==========     =========      ==========

          For the years ending December 31, 1999,1998 and 1997, options on 280,000, 66,666 and 73,333 shares of common stock, respectively, were not included in computing diluted EPS because their effects were antidilutive.


NOTE 10 - INCOME TAXES:

          As of December 31, 1999 and 1998, the components of deferred income taxes consisted of the following:


                                                              1999                1998
                                                           ----------          ----------
          Current deferred taxes:
            Gross assets                                   $   13,800          $   15,800
            Gross liabilities                                  (7,000)             (5,300)
                                                           ----------          ----------
              Net current deferred tax assets                   6,800              10,500
                                                           ----------          ----------

          Noncurrent deferred taxes:
            Gross assets                                      167,700             169,900
            Gross liabilities                                (427,500)           (425,400)
                                                           ----------          ----------
              Net noncurrent deferred tax liabilities        (259,800)           (255,500)
                                                           ----------          ----------

          Total deferred tax liabilities                   $ (253,000)         $ (245,000)
                                                           ==========          ==========

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS-CONTINUED
                            DECEMBER 31, 1999




NOTE 10 - INCOME TAXES-CONTINUED:

          Deferred income taxes, included in the accompanying balance sheet, result from temporary differences related to the following items which are treated differently for financial reporting and tax reporting purposes.

                                                              1999                1998
                                                           ----------          ----------
          Depreciation and amortization                    $ (411,800)         $ (403,900)
          Installment gain on the sale of NHF                 (22,700)            (26,800)
          Other postretirement benefits                       167,700             153,700
          Accrued vacation                                     13,800              15,800
          Capital and operating loss
            carryforward                                          -                16,200
                                                           ----------          ----------

                  Total                                    $ (253,000)         $ (245,000)
                                                           ==========          ==========

          The components of the provision for income taxes are as follows for the years ended December 31:

                                            1999         1998         1997
                                           ------       ------       ------

         Current tax expense              $203,600     $ 68,500     $ 72,600
         Deferred tax expense                8,000       21,700       30,400
         Capital and operating loss
           carryforwards                   (28,900)     (16,200)         -
         Adjustment to valuation
           allowance                           -            -        (65,000)
                                          --------     --------     --------

         Provision for income taxes       $182,700     $ 74,000     $ 38,000
                                          ========     ========     ========

          A reconciliation of the statutory tax rate to the effective tax rates recorded as follows:

                                                1999         1998        1997
                                               ------       ------      ------

         Statutory rate                         34%          34%          34%
         Recognition of capital and
            operating loss
            carryforward                        (4)         (30)           -
         Adjustment to valuation
            allowance                                         -          (12)
         Penalties                               3
         Other                                   3            -           (2)
                                              -----        -----        -----

         Effective rate                         36%           4%          20%
                                              =====        =====        =====

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1999


NOTE 11 -  STOCK OPTIONS:

           In 1999, the Company adopted a fixed director and employee stock-based compensation plan. Under the Plan, the Company granted options for 280,000 shares of common stock, 130,000 to employees and 150,000 to directors, vesting immediately. The exercise price of each option is equal to the market price of the Company's stock on the date of the grant. The term for all of the options is 5 years, expiring on November 15, 2004.

           Pursuant to the agreement for the sale of 55% of NHF (in 1990), stock options were granted to the owner of Wesley Industries for 33,333 shares at a price of $4.50 and 33,333 shares at a price of $7.50. The options were exercisable at any time, provided that the owner of Wesley Industries holds a minimum 55% ownership interest in NHF and the Company also holds an ownership interest in NHF. Pursuant to the sale of the Company's interest in NHF on March 24, 1998, the remaining 66,666 stock options were no longer exercisable as the Company no longer maintained an ownership interest in NHF.

           In 1997, the remaining 6,667 options for an employee stock option plan expired.

           The fair value of each option granted is estimated on the grant date using the Black Scholes Model. The following assumptions were used in estimating fair value:

           Assumption                                          Fixed Plan
           ----------                                          ----------

           Dividend yield                                            0%
           Risk-free interest rate                                5.57%
           Expected life                                         5 years
           Expected volatility                                      20%

          The Company applies APB Opinion 25 in accounting for its stock compensation plans. Accordingly, no compensation has been recognized for the Plan in 1999. Had cost been determined on the basis of fair value pursuant to SFAS No. 123, net income and basic earnings per share would have been reduced as follows:


          Net income                                               1999
          ----------                                             --------

          As reported                                            $331,839
                                                                 ========

          Pro forma                                              $241,550
                                                                 ========

          Basic earnings per share
          ------------------------

          As reported                                            $   0.22
                                                                 ========

          Pro forma                                              $   0.16
                                                                 ========

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1999





NOTE 11 - STOCK OPTIONS - CONTINUED:


                                   1999                     1998                    1997
                            -------------------      --------------------    --------------------
                                       EXERCISE                  EXERCISE                EXERCISE
                            NUMBER      PRICE        NUMBER       PRICE      NUMBER       PRICE
                            ------     -------       ------      -------     ------      -------
Stock options outstanding
  at the beginning of the
  year                          -     $    -         66,666     $   6.00      73,333    $   5.58

Stock options granted       280,000      1.625          -            -           -           -

Stock options exercised         -          -            -            -           -           -

Stock options canceled          -          -        (66,666 )        -        (6,667 )       -
                           --------   --------     --------     --------    --------    --------

Stock options outstanding
  at the end of the year    280,000   $  1.625          -       $    -        66,666    $   6.00
                           ========   ========     ========     ========    ========    ========


Weighted average fair value
  of options granted during 1999      $    .50
                                      ========

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1999



NOTE 11 - STOCK OPTIONS - CONTINUED:

          At December 31, 1999 all 280,000 options were outstanding and exercisable with a remaining life of five years at a price of $1.625 per share.


NOTE 12 - LEASE COMMITMENTS:

          The Company leases the building for the Fort Atkinson subsidiary under an operating lease agreement that expires in December, 2005. This lease requires the Company to pay all maintenance and insurance expenses. The Company also leases certain vehicles under two or three year agreements.

          Minimum payments under these leases are as follows:

          Year ending December 31:
               2000                                              $153,367
               2001                                               148,524
               2002                                               136,323
               2003                                               135,750
               2004                                               135,750
               Thereafter                                         135,750
                                                                 --------

                                                                 $845,464
                                                                 ========

          Rental expense for these leases in 1999, 1998 and 1997, was approximately $170,328, $257,800 and $271,000, respectively.


NOTE 13 - OTHER POSTRETIREMENT BENEFITS:

          Salaried employees retiring from the Company are entitled to postretirement health and life insurance benefits. The amount of these benefits is based on years of credited service and the age of the participant. The Company may amend or change the Plan periodically.

          The Company accounts for these benefits in accordance with Statement of Accounting Standards No. 106, "Accounting for Postretirement Benefits Other Than Pensions." A Plan amendment effective January 1, 1998 resulted in a negative prior service cost of $109,240 being amortized over 20 years. The amount of annual amortization is $5,462.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1999



NOTE 13 - OTHER POSTRETIREMENT BENEFITS - CONTINUED:

          The following table sets forth the Plan's funded status as of December 31, 1999 and 1998:

                                                              1999                1998
                                                           ----------          ----------

          Accumulated postretirement benefit
            obligation:
              Fully-eligible active Plan
                participants                               $172,981            $133,499
              Other active Plan participants                208,071             175,596
                                                           --------            --------
          Accrued postretirement benefit
            obligation in excess of Plan assets             381,052             309,095
          Unrecognized net gain                              13,914              39,202
          Unrecognized prior service costs
            from Plan amendment                              98,316             103,778
                                                           --------            --------


          Accrued postretirement benefit cost              $493,282            $452,075
                                                           ========            ========

          The Company's postretirement healthcare and life insurance plan is unfunded as the Company provides benefits on a pay as incurred basis. There were no cash benefits paid under this Plan for 1999 or 1998.

          Net periodic postretirement benefit costs included the following components for the years ended December 31, 1999 and 1998:

                                                              1999                1998
                                                           ----------          ----------
           Service cost - benefits earned                  $  24,724           $ 19,159
           Interest cost                                      21,931             19,366
           Amortization of net gain (loss)                        14               (844 )
           Amortization of prior service costs                (5,462 )           (5,462 )
                                                           --------            --------
           Net periodic other postretirement
             benefit cost                                  $ 41,207            $ 32,219
                                                           ========            ========

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1999


NOTE 13 - OTHER POSTRETIREMENT BENEFITS - CONTINUED:

          For measurement purposes, a 6.60% and 7.18% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 1999 and 1998, respectively. The rate was assumed to drop to 5.25% by 2007 and remain at that level thereafter.
          The healthcare cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed healthcare cost trend rate by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1999 and 1998 by $91,148 and $77,155, respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the years then ended by $13,421 and $11,366, respectively.

          The discount rate used in determining the accumulated postretirement benefit obligation was 6.5% and 7.25% as of December 31, 1999 and 1998, respectively.


NOTE 14 - EMPLOYEE BENEFIT PLANS:

          The Company maintains a 401(k) plan covering all employees that satisfy the Plan's eligibility requirements. The Company is required to match 25% (maximum 2%) of each employee's contribution, not to exceed 8% of the participant's compensation. The employer's contribution, including administrative expenses, for the years ended December 31, 1999, 1998 and 1997, was $19,116, $17,055 and $27,134, respectively.

          The Company also maintains a Defined Contribution Plan covering substantially all employees that satisfy the Plan's eligibility requirements. Under the provisions of the Plan, Margate is required to make an annual contribution of 5% of each participant's eligible compensation. Plan contributions for the years ended December 31, 1999, 1998 and 1997, were $30,751, $28,522, and $20,718, respectively.


NOTE 15 - GAIN ON SALE OF NEW HAVEN FOUNDRY:

          On March 24, 1998, the Company sold its 45% ownership interest in New Haven Foundry to Wesley Industries, Inc. who owned the remaining 55% interest. The sales price totaled $2,100,000 of which $1,500,000 was received in cash and a $600,000 note receivable, payable over five years. Legal fees relating to this transaction amounted to $24,786, which resulted in a $2,075,214 gain on sale as the equity interest in NHF was written down to zero in 1996.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 1999

NOTE 15 - GAIN ON SALE OF NEW HAVEN FOUNDRY-CONTINUED:

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


NOTE 16 - CONCENTRATIONS OF CREDIT RISK:

          The Company has cash deposits in financial institutions in excess of the amount insured by agencies of the federal government in the approximate amounts of $1,466,000 and $1,400,000 for the years ended December 31,1999 and 1998 respectively.

          The Company performs grinding and blasting services in the states of Michigan and Wisconson. Credit is granted to certain customers, which is made up of entirely commercial establishments. The Company performs periodic credit evaluations of customers' financial condition and generally does not require collateral. Amounts due from one customer represented approximately 49% and 78% of trade accounts receivable as of December 31, 1999 and 1998, respectively. Also, sales to this customer represented 61%, 72% and 62% of total Company revenues for the years ended December 31, 1999, 1998 and 1997, respectively. Sales to another major cutomer represented 17% of total Company revenues for the year ended December 31, 1997.


NOTE 17 - COMMITMENTS:

          The Company has a commitment to purchase a dust collection system for its Fort Atkinson facility in the year 2000, with an estimated cost between $500,000 and $700,000.

NOTE 18 - SUBSEQUENT EVENTS:

          In February, 2000, $700,000 of the major customer's accounts receivable relating to amounts outstanding at December 31, 1999 were converted to a note. Accordingly, the balance sheet at December 31,1999 has been adjusted to reflect this change. Refer to Note 4 for the terms and conditions of this financial instrument.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MARGATE INDUSTRIES, INC.



Dated: March 27, 2000                   By: /s/ William H. Hopton
                                           -----------------------------
                                             William H. Hopton


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                     Title                        Date
     ---------                     -----                        ----



/s/ Frederick G. Schriever     Director                     March 27, 2000
----------------------------
Frederick G. Schriever



/s/ Delbert W. Mullens         Director                     March 27, 2000
----------------------------
Delbert W. Mullens



/s/ William H. Hopton          President, Chief Financial   March 27, 2000
----------------------------   Officer, Treasurer and Director
William H. Hopton



/s/ David A. Widlak            Secretary and Director       March 27, 2000
----------------------------
David A. Widlak



/s/ Denis R. LeDuc             Treasurer and Director       March 27, 2000
----------------------------
Dennis R. LeDuc