Form 10-Q
period 2000-03-31
MARGATE INDUSTRIES INC
filed 2000-05-04
CIK 761198

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended             March 31, 2000
                                       ---------------------------------

                                   OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

    For the transition period from ______________ to ______________


                     Commission File Number 0-13817


                        MARGATE INDUSTRIES, INC.
     ---------------------------------------------------------------
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


As of March 31, 2000, the Company had 1,597,280 shares of its $.015 Par Value Common Stock outstanding.

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


            Consolidated Statements of Changes in
              Stockholders' Equity . . . . . . . . . . . . . . . . . 6


            Consolidated Statements of Cash Flows. . . . . . . . . . 7


            Notes to Consolidated Financial
              Statements . . . . . . . . . . . . . . . . . . . .8 - 10


Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . . . .11


PART II:    OTHER INFORMATION. . . . . . . . . . . . . . . . . . . .12
-------     -----------------

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                ----------------------------------------




                                              March 31, 2000  Dec. 31, 1999
                                              --------------  -------------
ASSETS                                          (Unaudited)
------

CURRENT ASSETS

   Cash and cash equivalents                     $1,538,794     $1,620,120

   Accounts receivable                            1,307,646      1,210,337

   Current maturities of notes receivable           551,860        428,305

   Inventories                                       32,000         42,000

   Prepaid expenses and other                        83,127         79,119

   Prepaid Federal income tax                             -              -

   Deferred tax asset                                 6,800          6,800
                                                 ----------     ----------

         Total Current Assets                     3,520,227      3,386,681

PROPERTY, PLANT AND EQUIPMENT

   At cost net of accumulated depreciation and
   and amortization of $2,093,559 and $1,998,414
   at March 31, 2000 and December 31, 1999,
   Respectively                                   3,673,452      3,734,803

NOTES RECEIVABLE - net of current maturities        633,723        739,552

OTHER                                                34,833         34,833
                                                 ----------     ----------

         Total Assets                            $7,862,235     $7,895,869
                                                 ==========     ==========








See Notes to Consolidated Financial Statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS (Continued)
                -----------------------------------------




                                              March 31, 2000  Dec. 31, 1999
                                              --------------  -------------
LIABILITIES & STOCKHOLDER'S EQUITY              (Unaudited)
----------------------------------

CURRENT LIABILITIES

   Line-of-credit                                $  117,000     $  217,000

   Currents portion of long-term debt                62,027         57,618

   Accounts payable                                 255,330        299,709

   Accrued salaries and wages                        64,866         91,042

   Accrued federal income tax                        73,000        153,000

   Other accrued liabilities                        109,203         87,217
                                                 ----------     ----------

         Total Current Liabilities                  681,426        905,586


DEFERRED TAX LIABILITY                              259,800        259,800

OTHER POSTRETIREMENT BENEFITS                       493,282        493,282

NOTES PAYABLE - Long-term                           118,944        133,981

STOCKHOLDERS' EQUITY:

   Common stock - $.015 par value
    Authorized - 5,000,000
    Issued and outstanding -
      1,591,780 and 1,597,280
      at March 31, 2000 and December 31, 1999,
      respectively                                   23,873         23,955

   Paid-in for common stock in excess of
    par value                                     7,510,674      7,523,252

   Accumulated deficit                           (1,225,764)    (1,443,987)
                                                 ----------     ----------

         Total Stockholders' Equity               6,308,783      6,103,220
                                                 ----------     ----------
         Total Liabilities and
          Stockholders' Equity                   $7,862,235     $7,895,869
                                                 ==========     ==========

See Notes to Consolidated Financial Statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED INCOME STATEMENTS
                ----------------------------------------
                               (Unaudited)



                                                   Three Months Ended
                                                        March 31
                                                  2000           1999


NET SALES                                        $2,535,089     $7,450,701

COST OF SALES                                     1,999,200      2,155,145
                                                 ----------     ----------

GROSS PROFIT                                        535,889        295,556
                                                 ----------     ----------

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                          218,195        182,277
                                                 ----------     ----------

RELATED PARTY SERVICES AND SALES
  COMMISSIONS                                             0              0
                                                 ----------     ----------

INCOME (LOSS) FROM OPERATIONS                       317,694        113,279
                                                 ----------     ----------
DIVIDEND AND INTEREST INCOME
  (EXPENSE) - NET                                    34,578         16,023

OTHER (EXPENSE)                                     (19,049)             0
                                                 ----------     ----------

INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                                  333,223        129,302

PROVISION FOR FEDERAL INCOME TAXES                  115,000         44,000
                                                 ----------     ----------

INCOME (LOSS)                                    $  218,223     $   85,302
                                                 ==========     ==========

BASIC EARNINGS PER COMMON SHARE                  $    0.137     $    0.057

WEIGHTED AVERAGE SHARES OUTSTANDING               1,595,445      1,489,214




See Notes to Consolidated Financial Statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       ----------------------------------------------------------
                               (Unaudited)

                                                 THREE MONTHS ENDED MARCH 31, 2000

                                COMMON STOCK        PAID IN FOR
                              ----------------      COMMON STOCK
                            NUMBER OF               IN EXCESS OF    ACCUMULATED   STOCKHOLDERS'
                             SHARES       AMOUNT      PAR VALUE       DEFICIT        EQUITY
                            --------     --------    -----------     ---------      --------
Balance - January 1, 2000   1,597,280   $   23,955   $7,523,252     $(1,443,987)  $6,103,220

Stock Issued                    4,500           68        8,276                        8,344

Stock Reacquired              (10,000)        (150)     (20,854)                     (21,004)

Net income                         --           --           --         218,223      218,223
                           ----------   ----------   ----------      ----------   ----------

Balance - March 31, 2000    1,591,780   $   23,873   $7,510,674     $(1,225,764)  $6,308,783
                           ==========   ==========   ==========      ==========   ==========



                                                 THREE MONTHS ENDED MARCH 31, 1999

                                COMMON STOCK       PAID IN FOR
                              ----------------     COMMON STOCK
                            NUMBER OF              IN EXCESS OF   ACCUMULATED    STOCKHOLDERS'
                             SHARES      AMOUNT      PAR VALUE      DEFICIT         EQUITY
                            --------    --------    -----------    ---------      --------
Balance - January 1, 1999   1,489,214   $   22,338   $7,345,038    $(1,651,010)   $5,718,366

Net income                         --           --           --         85,302        85,302
                           ----------   ----------   ----------     ----------    ----------

Balance - March 31, 1999    1,489,214   $   22,338   $7,345,038    $(1,545,708)   $5,801,668
                           ==========   ==========   ==========     ==========    ==========








See Notes to Consolidated Financial Statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
               ------------------------------------------
                               (Unaudited)


                                                   Three Months ended
                                                        March 31,
                                                   2000            1999
                                               ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS

OPERATING ACTIVITIES                             $   93,482     $  391,863

INVESTING ACTIVITIES:

   Purchase of plant and equipment                  (33,794)            --
                                                 ----------     ----------

Net cash used in investing activities               (33,794)            --

FINANCING ACTIVITIES:

   Net proceeds (repayments) -
      line of credit (net)                         (100,000)      (242,000)

   Sales of common stock                              8,344             --

   Repurchase of common stock                       (21,004)            --

   Principal payments under long-term
      obligations                                   (10,628)       (20,370)

   Decrease (increase) in notes receivable          (17,726)        26,428
                                                 ----------     ----------

Net cash provided by (used in)
  financing activities                             (141,014)      (235,942)

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                              (81,326)       155,921

CASH AND CASH EQUIVALENTS - Beginning             1,620,120      1,504,725
                                                 ----------     ----------

CASH AND CASH EQUIVALENTS - Ending               $1,538,794     $1,660,646
                                                 ==========     ==========

See Notes to Consolidated Financial Statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
     The consolidated Balance Sheet as of March 31, 2000 and the related Consolidated Statements of Operations, Changes in Stockholders' Equity, and Cash Flows for the three months ended March 31, 2000 and 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the whole year.

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

NOTE 3 - STATEMENTS OF CASH FLOWS
     A reconciliation of net income to net cash flows provided by operating activities is as follows:

                                                                 Three Months Ended
                                                                      March 31,
                                                                    (Unaudited)
                                                              2000                1999
                                                           ----------          ----------

          Net income                                       $  218,223          $1,730,585
          Adjustments to reconcile net income to
           net cash from operating activities:
             Depreciation and amortization                     95,145              91,050
             Changes in assets and liabilities:
              Accounts receivable                             (97,309)            (95,575)
              Inventories                                      10,000             (76,900)
              Prepaid expenses                                 (4,008)            (44,061)
              Prepaid Federal tax                                  --             (72,000)
              Accounts payable                                (44,379)             76,555
              Accrued salaries and wages                      (26,176)                (34)
              Accrued Federal Income Tax                      (80,000)                 --
              Other liabilities                                21,986              14,673
                                                           ----------          ----------
                 Net cash provided (used) by
                   operating activities                    $   93,482          $1,624,293
                                                           ==========          ==========

NOTE 4 - EARNINGS PER SHARE
     The weighted average number of shares used to compute the net income per shares was 1,595,445 and 1,489,214 for the three month periods ended March 31, 2000 and 1999, respectively.

NOTE 5 - NOTES PAYABLE
     Notes payable consist of the following at March 31, 2000:

     Note payable Ft. Atkinson, due in monthly
     installments of $3,992, including interest at
     4% through July 2003.                                        159,590

     Capital lease - Ft. Atkinson - due in monthly
     installments of $705 including interest at 17.9%
     through July 2001                                              9,443

     Capital lease - Yale - due in monthly installments
     of $828.48 including interest at 9.0% maturing
     September 2001.                                               11,938
                                                                ---------

                                                                  180,971
     Less current portion                                          62,027
                                                                ---------
                                                                $ 118,944

     Maturities of notes payable obligations are as follows:

     Year ended March 31:

     2001                                                        $ 62,027
     2002                                                          49,378
     2003                                                          45,958
     2004                                                          23,608
                                                                 --------

                                                                 $180,971
                                                                 ========

     The Company maintains a bank line-of-credit of $1,300,000 for working capital requirements. The applicable interest rate is at 1/2% below the prime lending rate, currently 8% at March 31, 2000. The line-of-credit is secured by all accounts receivable, inventories and equipment of the Company. Additionally, certain required financial ratios must be maintained. The Company is in compliance with all covenant requirements as of March 31, 2000. The Company has borrowings against the line of $117,000 and $343,212 at March 31, 2000 and 1999, respectively.

NOTE 6 - NOTES RECEIVABLE
     Notes receivable consist of the following at March 31, 2000:

     Notes receivable - Wesley Industries, Inc. due in
     quarterly payments of $35,000 commencing June 1, 1998,
     including imputed interest, with a final payment of
     the remaining outstanding principal and imputed
     interest balance on March 1, 2003.                        $  412,000

     NHF - unsecured note receivable, as a result of the
     conversion of a portion of NHF accounts receivable
     into a note, due in monthly installments of
     $32,250, including interest at 8% through February 2002.     673,583

     NHF - unsecured note receivable, as a result of the
     conversion of a portion of NHF accounts receivable into
     a note, due in one payment including interest on
     July 25, 2000.                                               100,000
                                                               ----------
                                                               $1,185,583
     Less current portion                                      $  551,860
                                                               ----------

                                                               $  633,723
                                                               ==========


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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operation during the periods included in the accompanying consolidated financial statements for the three (3) months ended March 31, 2000.

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

LIQUIDITY & CAPITAL RESOURCES
-----------------------------

     The Company has a consolidated line of credit of $1,300,000 with monthly interest payments at the prime rate with the National Bank of Detroit. The line is collateralized by substantially all assets.
Borrowings as of March 31, 2000 were $117,000.

RESULTS OF OPERATIONS
---------------------

     The Company is reporting year-to-date pre-tax profit on operations before extraordinary item of $333,223 for the three months ended March 31, 2000 as compared to a profit of $129,302 for the same period in 1999. Net sales for the period ended March 31, 2000 were approximately $2,535,089; which represents an increase of 3.4% from 1999 sales through March 31, 1999 of $2,450,701.

     The cost of sales for the three months ended March 31, 2000 as a percentage of sales was 78.9% as compared to 87.9% for the same period in 1999.

     Selling, General and Administrative for the three months ended March 31, 2000 as a percentage of sales was 8.6% as compared to 8.5% for the same period in 1999.

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

          None

Item 3. Defaults Upon Senior Securities
        -------------------------------

          None

Item 4. Submission of Matters to a Vote of Securities Holders
        -----------------------------------------------------

          As noted in Item 5 below, the Company entered into a letter of intent with B2B Euro Wireless.com, Inc. on March 23, 2000. The transaction is expected to be submitted to shareholder vote for approval at the Company's Special Meeting to be held sometime in the future.

Item 5. Other Information
        -----------------

          On March 23, 2000, Margate Industries, Inc. (the "Registrant" or the "Company") entered into a letter of intent with B2B Euro Wireless.com, Inc. ("B2B") wherein B2B would become a wholly owned subsidiary of a new holding company ("Holding Company") to be formed by the Registrant. Thereafter, the Holding Company will acquire all of the outstanding shares of the Registrant and issue its shares on a one-for-one basis with the existing Margate shareholders for a total of approximately 1,800,000 shares and acquire all of the outstanding shares of B2B for 15,200,000 shares of the Holding Company. Accordingly, the existing Margate shareholders will own approximately 10.6% of the Holding Company and the B2B shareholders will own 89.4% on a fully diluted basis. Following the transaction, the Board of Directors of the Holding Company shall consist of one member designated by Margate and the remaining Directors designated by B2B.

          Consummation of the transaction is subject to completion of due diligence by each of the parties, negotiation and execution of definitive agreement, satisfaction of regulatory requirements, if any, and such other conditions as the parties may require. Additionally, consummation of the transaction by the Company shall be subject to shareholder approval and the receipt of fairness opinion indicating the terms of the transaction are fair to the Margate shareholders.

          B2B intends to develop an online business-to-business e-commerce platform and technology to maximize opportunities on the Internet. To date B2B has conducted only limited operations.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     (a) The following exhibits required by Item 601 of Regulation S-B are filed herewith:

          Exhibit No.    Description
          -----------    -----------

               27        Financial Data Schedule

     (b) The Company filed a form 8-K on March 23, 2000 to report a letter of intent entered into with B2B Euro Wireless.com, Inc.

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

Date:     May 2, 2000