Form 10-Q/A
period 2000-03-31
MARGATE INDUSTRIES INC
filed 2000-05-08
CIK 761198

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



As of March 31, 2000, the Company had 1,591,780 shares of its $.015 Par Value Common Stock outstanding.

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
                                                 ==========     ==========

See Notes to Consolidated Financial Statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED INCOME STATEMENTS
                ----------------------------------------
                               (Unaudited)



                                                   Three Months Ended
                                                        March 31
                                                  2000           1999


NET SALES                                        $2,535,089     $2,450,701


COST OF SALES                                     1,999,200      2,155,145
                                                 ----------     ----------

GROSS PROFIT                                        535,889        295,556
                                                 ----------     ----------

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                          218,195        182,277
                                                 ----------     ----------

RELATED PARTY SERVICES AND SALES
  COMMISSIONS                                             0              0
                                                 ----------     ----------

INCOME (LOSS) FROM OPERATIONS                       317,694        113,279
                                                 ----------     ----------
DIVIDEND AND INTEREST INCOME
  (EXPENSE) - NET                                    34,578         16,023

OTHER (EXPENSE)                                     (19,049)             0
                                                 ----------     ----------

INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                                  333,223        129,302

PROVISION FOR FEDERAL INCOME TAXES                  115,000         44,000
                                                 ----------     ----------

INCOME (LOSS)                                    $  218,223     $   85,302
                                                 ==========     ==========

BASIC EARNINGS PER COMMON SHARE                  $    0.137     $    0.057

WEIGHTED AVERAGE SHARES OUTSTANDING               1,595,445      1,489,214




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


               27        Financial Data Schedule*

*  previously filed


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


Date:     May 8, 2000