Form 10-Q/A
period 2000-03-31
MARGATE INDUSTRIES INC
filed 2000-06-07
CIK 761198

FORM 10-Q/A-2


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

NOTE 3 - STATEMENTS OF CASH FLOWS
     A reconciliation of net income to net cash flows provided by operating activities is as follows:

                                                                 Three Months Ended
                                                                      March 31,
                                                                    (Unaudited)
                                                              2000                1999
                                                           ----------          ----------

          Net income                                       $  218,223          $   85,302
          Adjustments to reconcile net income to
           net cash from operating activities:
             Depreciation and amortization                     95,145              91,050
             Changes in assets and liabilities:
              Accounts receivable                             (97,309)            (95,575)
              Inventories                                      10,000             (76,900)
              Prepaid expenses                                 (4,008)            (41,778)
              Prepaid Federal tax                                  --              21,700
              Accounts payable                                (44,379)            373,189
              Accrued salaries and wages                      (26,176)              3,475
              Accrued Federal Income Tax                      (80,000)             22,300
              Other liabilities                                21,986               9,100
                                                           ----------          ----------
                 Net cash provided (used) by
                   operating activities                    $   93,482          $  391,863
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


Date:    June 7, 2000