Form 10-Q
period 2000-06-30
MARGATE INDUSTRIES INC
filed 2000-08-01
CIK 761198

FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended       June 30, 2000
                                          -----------------------

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

As of June 30, 2000, the Company had 1,596,542 shares of its $.015 Par Value Common Stock outstanding.

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


          Consolidated Income Statement. . . . . . . . . . . . . . . . .5


          Consolidated Statements of Changes in
            Stockholders' Equity . . . . . . . . . . . . . . . . . . . .6


          Consolidated Statements of Cash Flows. . . . . . . . . . . . .7


          Notes to Consolidated Financial
            Statements . . . . . . . . . . . . . . . . . . . . . . 8 - 10


Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . . . 11


PART II:  Other Information. . . . . . . . . . . . . . . . . . . . . . 12
--------  -----------------

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS


                                                                 June 30, 2000  Dec. 31, 1999
                                                                 -----------------------------
ASSETS                                                           (Unaudited)
------                                                           ------------

CURRENT ASSETS

     Cash and cash equivalents                                   $  1,976,554     $  1,620,120

     Accounts receivable                                            1,653,006        1,210,337

     Current maturities of notes receivable                           536,136          428,305

     Inventories                                                       32,000           42,000

     Prepaid expenses and other                                        24,786           79,119

     Prepaid Federal income tax                                             -                -

     Deferred tax asset                                                 6,800            6,800
                                                                 ------------     ------------

          Total Current Assets                                      4,229,282        3,386,681

PROPERTY, PLANT AND EQUIPMENT

     Property, Plant and Equipment, at cost:                        5,808,879        5,733,217
     Less: Accumulated Depreciation                                 2,176,098        1,998,414
                                                                 ------------     ------------
                                                                    3,632,781        3,734,803

NOTES RECEIVABLE - net of current maturities                          513,488          739,552

OTHER                                                                  34,833           34,833

          Total Assets                                           $  8,410,384     $  7,895,869
                                                                 ============     ============


See Notes to Consolidated Financial Statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS (Continued)

                                                                 June 30, 2000   Dec. 31, 1999
                                                                 -------------- ---------------
                                                                  (Unaudited)
                                                                 --------------
LIABILITIES & STOCKHOLDER'S EQUITY
----------------------------------

CURRENT LIABILITIES

     Line-of-credit                                              $          -     $    217,000
     Current portion of long-term debt                                 50,035           57,618
     Accounts payable                                                 275,441          299,709
     Accrued salaries and wages                                       260,124           91,042
     Accrued federal income tax                                       164,128          153,000
     Other accrued liabilities                                        245,874           87,217
                                                                 ------------     ------------

          Total Current Liabilities                                   995,602          905,586

DEFERRED TAX LIABILITY                                                259,800          259,800
OTHER POSTRETIREMENT BENEFITS                                         508,282          493,282
NOTES PAYABLE - Long-term                                             103,508          133,981


STOCKHOLDERS' EQUITY:

     Common stock - $.015 par value
       Authorized - 5,000,000
       Issued and outstanding -
         1,596,542 and 1,597,280
         at June 30,2000 and December 31, 1999 respectively            23,948           23,955

     Paid- in for common stock in excess
       of par value                                                 7,527,383        7,523,252
     Accumulated deficit                                           (1,008,139)      (1,443,987)
                                                                 ------------     ------------

          Total Stockholders' Equity                                6,543,192        6,103,220
                                                                 ------------     ------------

          Total Liabilities and                                  ------------     ------------
            Stockholders' Equity                                 $  8,410,384     $  7,895,869
                                                                 ============     ============


See Notes to Consolidated Financial Statements

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED INCOME STATEMENTS
                               (unaudited)


                                      Three Months Ended           Six Months Ended
                                           June 30                     June 30
                                      2000          1999          2000          1999

NET SALES                          $3,230,379    $2,566,870    $5,765,468    $5,017,571

COST OF SALES                       2,489,845     2,200,015     4,489,045     4,355,160
                                    ---------     ---------     ---------     ---------

GROSS PROFIT                          740,534       366,855     1,276,423       662,411

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES             287,009       217,939       505,204       400,216
                                      -------       -------       -------       -------


INCOME FROM OPERATIONS                453,525       148,916       771,219       262,195

DIVIDEND AND INTEREST INCOME
  (EXPENSE) - NET                      41,284        18,453        75,862        34,476

OTHER INCOME (EXPENSE)               (139,758)       12,501      (158,807)       12,501
                                     --------        ------       -------        ------


INCOME BEFORE PROVISION FOR
  INCOME TAXES                        355,051       179,870       688,274       309,172


PROVISION FOR FEDERAL
  INCOME TAXES                        137,000        63,000       252,000       107,000
                                      -------        ------       -------       -------

NET INCOME                           $218,051      $116,870      $436,274      $202,172
                                      =======       =======       =======       =======


BASIC EARNINGS PER COMMON SHARE        $0.137        $0.078        $0.273        $0.136

WEIGHTED AVERAGE SHARES
  OUTSTANDING                       1,595,042     1,489,214     1,595,243     1,489,214

See Notes to Consolidated Financial Statements

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       ----------------------------------------------------------
                               (unaudited)

                                       SIX MONTHS ENDED JUNE 30, 2000
                                COMMON STOCK        PAID IN FOR
                              ----------------      COMMON STOCK
                            NUMBER OF               IN EXCESS OF    ACCUMULATED   STOCKHOLDERS'
                             SHARES       AMOUNT      PAR VALUE       DEFICIT        EQUITY
                            --------     --------    -----------     ---------      --------
Balance - January 1, 2000   1,597,280   $   23,955   $7,523,252     $(1,443,987)  $6,103,220

Stock Dividend                    262            4          422            (426)           0

Stock Issued                    9,000          139       24,563                       24,702

Stock Reacquired              (10,000)        (150)     (20,854)                     (21,004)

Net income                         --           --           --         436,274      436,274
                           ----------   ----------   ----------      ----------   ----------

Balance - June 30, 2000     1,596,542   $   23,948   $7,527,383     $(1,008,139)  $6,543,192
                           ==========   ==========   ==========      ==========   ==========



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
                           ==========   ==========   ==========     ==========    ==========

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (unaudited)

                                                                       Six Months Ended
                                                                           June 30,
                                                                    2000             1999
                                                                 -----------------------------
INCREASE IN CASH AND CASH EQUIVALENTS

OPERATING ACTIVITIES                                             $    576,207     $    607,408

INVESTING ACTIVITIES:

     Purchase of plant and equipment                                  (94,448)        (112,778)
     Proceeds from sale of equipment                                    7,800                -
     Collections from notes receivable                                118,233           53,333
                                                                 ------------     ------------
Net cash provided (used) in investing activities                       31,585          (59,445)

FINANCING ACTIVITIES:

     Repayments - line of credit (net)                               (217,000)        (393,784)
     Proceeds from issuance of common stock                            24,702                -
     Repurchase of common stock                                       (21,004)               -
     Principal payments under long-term obligations                   (38,056)         (33,776)
                                                                 ------------     ------------

Net cash used in financing activities                                (251,358)        (427,560)

NET INCREASE IN CASH AND CASH EQUIVALENTS                             356,434          120,403


CASH AND CASH EQUIVALENTS - Beginning                               1,620,120        1,504,725
                                                                 ------------     ------------

CASH AND CASH EQUIVALENTS - Ending                               $  1,976,554     $  1,625,128
                                                                 ============     ============


See Notes to Consolidated Financial Statements

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES
          The consolidated Balance Sheet as of June 30, 2000 and the related Consolidated Statements of Income, Changes in Stockholders' Equity, and Cash Flows for the six months ended June 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments (consisting of solely recurring adjustments and the adjustment described in Note 6 which follows) necessary for a fair presentation of such interim financial statements have been included. The results of operations for the six months ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the whole year.

          The notes to the financial statements are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements.

NOTE 2 -  DIVIDENDS
          On July 11, 2000, the Company announced a special cash dividend of $0.50 per share on all outstanding shares of common stock for those shareholders of record on July 24, 2000. The dividend will be paid on August 25, 2000.

NOTE 3 -  STATEMENTS OF CASH FLOWS
          A reconciliation of net income to net cash flows provided by operating activities is as follows:

                                                                  Six Months Ended
                                                                      June 30,
                                                                    (Unaudited)
                                                              2000                1999
                                                              ----                ----
          Net income                                       $  436,274          $  202,172
          Adjustments to reconcile net income to
            net cash from operating activities:
                      Depreciation and amortization           193,290             182,100
                      Gain On Sale Of Assets                   (4,620)                  -
                      Changes in assets and liabilities:
                        Accounts receivable                  (442,669)            (15,679)
                        Inventories                            10,000             (64,900)
                        Prepaid expenses                       54,333             (16,305)
                        Prepaid Federal tax                         -              21,700
                        Accounts payable                      (24,268)            180,354
                        Accrued salaries and wages            169,082              20,976
                        Accrued Federal Income Tax             11,128              85,307
                        Other postretirement benefits          15,000                   -
                        Other liabilities                     158,657              11,683
                                                           ----------          ----------

                              Net cash provided (used) by
                               operating activities        $  576,207          $  607,408

NOTE 4 -  NOTES PAYABLE
          Notes payable consist of the following at June 30, 2000:


          Note payable Ft. Atkinson, due in monthly
          installments of $3,992, including interest
          at 4% through July 2003                                 145,704


          Capital lease - Ft. Atkinson - due in monthly
          installments of $705, including interest at
          17.9% through July 2001.                                  7,839


          Less current portion                                     50,035
                                                             ------------
                                                             $    103,508


          Maturities of notes payable obligations are as follows:


          Year ending June 30:

               2001                                                50,035
               2002                                                45,260
               2003                                                46,419
               2004                                                11,829
                                                             ------------

                                                             $    153,543
                                                             ============

          The Company maintains a bank line-of credit of $1,300,000 for working capital requirements. The applicable interest rate is at 1/2% below the prime lending rate, currently 8.5% at June 30, 2000. The line-of-credit is secured by all accounts receivable, inventories and equipment of the Company. The Company has no borrowings against the line as of June 30, 2000.

NOTE 5 -  NOTES RECEIVABLE

          Notes receivable consist of the following at June 30, 2000:

          Wesley Industries Inc.- collateralized note
          receivable due in quarterly payments of $35,000
          commencing June 1, 1998 including imputed interest
          at 6% with a final payment of the remaining
          outstanding principal and imputed interest balance
          on March 1, 2003                                   $    382,857


          NHF - unsecured note receivable, due in monthly
          installments of $32,250 including interest at 8%
          through February 2002.                             $    566,767

          NHF - unsecured note receivable, due in one
          payment including interest on July 25, 2000.       $    100,000
                                                             ------------
                                                             $  1,049,624

          Less current portion                               $    536,136
                                                             ------------

                                                             $    513,488
                                                             ============


NOTE 6 -  OTHER INCOME (EXPENSE)

          The Company has expensed $200,000 on merger and acquisition costs for the expected merger with B2B Euro Wireless.com. The agreement is subject to shareholder approval and an effective registration statement on Form S-4 relating to the transaction. Additional information is contained in Part 2 Item 5 under other information of this filing.

ITEM 2.
-------
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     ---------------------------------------------------------------
                          RESULTS OF OPERATIONS
                          ---------------------

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operation during the periods included in the accompanying consolidated financial statements for the six (6) months ended June 30, 2000.

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

LIQUIDITY & CAPITAL RESOURCES
-----------------------------

          The Company has a consolidated line of credit of $1,300,000 with monthly interest payments at 1/2 below the prime rate with the Bank One. The line is collateralized by substantially all assets. There were no borrowings as of June 30, 2000.

RESULTS OF OPERATIONS
---------------------

          The Company is reporting year-to-date pre-tax profit on operations item of $688,274 for the six months ended June 30, 2000 as compared to a profit of $309,172 for the same period in 1999. Net sales for the period ended June 30, 2000 were approximately $5,765,468; which represents a increase of 14.9% from 1999 sales through June 30, 1999 of $5,017,571.

          The cost of sales for the six months ended June 30, 2000 as a percentage of sales was 77.9% as compared to 86.8% for the same period in 1999. Higher sales volume and cost improvements account for this reduction.

          Selling, General & Administrative for the six months ended June 30, 2000 as a percentage of sales was 8.8% as compared to 8.0% for the same period in 1999.

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

               None

Item 3.   Defaults Upon Senior Securities
          -------------------------------

               None

Item 4.   Submission of Matters to a Vote of Securities Holders
          -----------------------------------------------------

               As noted in Item 5 below, the Company entered into a definitive agreement with B2B Euro Wireless.com, Inc. on July 10, 2000. The transaction is expected to be submitted to shareholder vote for approval at the Company's Special Meeting to be held sometime in the future.

Item 5.   Other Information
          -----------------

          (a) On July 10, 2000, Margate Industries, Inc. (the "Registrant" or "Margate") entered into an Agreement and Plan of Merger (the "Agreement") with B2B Euro
               Wireless.com ("B2B"), a business to business, e-commerce company located in New York City. The Agreement provides for Margate to form a new holding company that will in turn form two new wholly-owned subsidiaries. Thereafter, Margate will merge into one of the subsidiaries and the Margate shareholders will receive one share of holding company common stock for each share of common stock of Margate then owned. Similarly, B2B will merge into the other subsidiary of the holding company in exchange for
               15.2 million shares of holding company common stock. Following the two mergers, Margate shareholders will own approximately 10.6% of the holding company's outstanding shares and the B2B shareholders will own 89.4% of the holding company's outstanding shares. The holding company will become the public company upon the close of the transaction and Margate will become a private, wholly-owned subsidiary of the holding company.

               Following the merger, the holding company's board of directors will consist of five (5) members with three (3) members from B2B and two (2) from the Company. Margate's present board of directors will remain the same, with the addition of one director appointed by B2B. Prior to closing, B2B will contribute $8.0 million in cash for working capital of holding company subject to a portion of the $8.0 million being used for funding costs and expenses related to business development.

               The Agreement is subject to shareholder approval and an effective registration statement on Form S-4 relating to the transaction. A fairness opinion was obtained from Chartered Capital Advisers, Inc. for use by the Board of Directors to assist them in evaluating the transaction. The transaction is expected to be completed and the closing to occur by the first quarter 2001.

               B2B was formed in December 1999 and is owned by Incubax.com, a New York City based internet incubator that also owns several technology companies. B2B is working on the development of certain applications that utilize wireless application protocol technology to deliver e-commerce trading to wireless, handheld devices.

               On July 11, 2000, the Margate's Board of Directors announced a $0.50 per share cash dividend on all outstanding shares of common stock for those shareholders of record on July 24, 2000. The dividend will be payable on August 25, 2000.

          (b) In July 2000, Margate Management and Directors exercised a total of 280,000 options at exercise prices ranging from $1.625 for total proceeds to the Registrant of $455,000.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a) The following exhibits required by Item 601 of Regulation S-B are filed herewith:

               Exhibit No.    Description
               -----------    -----------

                    27        Financial Data Schedule


          (b) The Company filed a form 8-K on July 10, 2000 reporting the signing of a definitive agreement with B2B and the Registrant under Item 2 and the declaration of a cash dividend for shareholders of record under Item 5 of the report.

                               SIGNATURES
                               ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MARGATE INDUSTRIES, INC.



By: /s/ William H. Hopton
    --------------------------------
        William H. Hopton

Date:     July 31, 2000