Form 10-Q
period 2000-09-30
MARGATE INDUSTRIES INC
filed 2000-11-13
CIK 761198

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended     September 30, 2000
                                        -----------------------------

                               OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from             to
                                             -----------    -----------

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

                            Yes   X    No ___

As of September 30, 2000, the Company had 1,879,542 shares of its $.015 Par Value Common Stock outstanding.

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


            Consolidated Income Statement . . . . . . . . . . . 5


            Consolidated Statements of Changes in
              Stockholders' Equity. . . . . . . . . . . . . . . 6


            Consolidated Statements of Cash Flows . . . . . . . 7


            Notes to Consolidated Financial
              Statements. . . . . . . . . . . . . . . . . .8 - 10


Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . .11


PART II:    Other Information . . . . . . . . . . . . . . . . .12
-------     -----------------

              MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

                                          Sept. 30, 2000   Dec. 31,1999
                                          --------------   ------------
                                          _____________________________
ASSETS                                       (Unaudited)
                                          _____________________________

CURRENT ASSETS

     Cash and cash equivalents                 $1,264,003   $1,620,120

     Accounts receivable                        1,936,621    1,210,337

     Current maturities of notes receivable       602,698      428,305

     Inventories                                   32,000       42,000

     Prepaid expenses and other                   173,085       79,119

     Deferred tax asset                             6,800        6,800
                                               ----------   ----------

          Total Current Assets                  4,015,207    3,386,681

PROPERTY, PLANT AND EQUIPMENT

     Property Plant and Equipment, at cost:     5,874,580    5,733,217
     Less: Accumulated Depreciation             2,274,243    1,998,414
                                               ----------   ----------
                                                3,600,337    3,734,803

NOTES RECEIVABLE - net of current maturities      455,241      739,552

OTHER                                              34,833       34,833

          Total Assets                         $8,105,618   $7,895,869
                                               ==========   ==========


See Notes to Consolidated Financial Statements.

              MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS (Continued)

                                            Sept. 30, 2000  Dec. 31,1999
                                            --------------  ------------
                                            ____________________________
                                               (Unaudited)
                                            ____________________________
LIABILITIES & STOCKHOLDER'S EQUITY
----------------------------------

CURRENT LIABILITIES

     Line-of-credit                             $   50,000   $ 217,000
     Current portion of long-term debt              49,449      57,618
     Accounts payable                              273,874     299,709
     Accrued salaries and wages                    227,623      91,042
     Accrued federal income tax                    193,348     153,000
     Other accrued liabilities                     234,800      87,217
                                                ----------   ---------

Total Current Liabilities                        1,029,094     905,586

DEFERRED TAX LIABILITY                             259,800     259,800
OTHER POSTRETIREMENT BENEFITS                      571,282     493,282
NOTES PAYABLE - Long-term                           91,862     133,981

STOCKHOLDERS' EQUITY:

     Common stock - $.015 par value
          Authorized - 5,000,000
          Issued and outstanding -
             1,879,542 and 1,597,280 at
             September 30, 2000 and
             December 31, 1999 respectively         28,193      23,955
     Paid- in for common stock in excess
          of par value                           7,942,716   7,523,252
     Accumulated deficit
                                                (1,817,329) (1,443,987)
                                                ----------  ----------

Total Stockholders' Equity
                                                 6,153,580   6,103,220
                                                ----------  ----------

Total Liabilities and
     Stockholders' Equity                       $8,105,618  $7,895,869
                                                ==========  ==========

See Notes to Consolidated Financial Statements

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED INCOME STATEMENTS
                               (unaudited)

                              Three Months Ended      Nine Months Ended
                                 September 30            September 30
                               2000       1999         2000       1999

NET SALES                   $2,755,795 $2,477,284   $8,521,263  $7,494,855

COST OF SALES                2,346,617  2,130,728    6,835,662   6,485,888
                            ---------- ----------   ----------  ----------

GROSS PROFIT                   409,178    346,556    1,685,601   1,008,967

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES    266,660    235,579      801,864     635,795
                            ---------- ----------   ----------  ----------

INCOME FROM OPERATIONS         142,518    110,977      883,737     373,172

DIVIDEND AND INTEREST           27,953     18,332      103,815      52,808
INCOME

OTHER INCOME (EXPENSE)          35,846     12,501     (92,961)      25,002
                            ---------- ----------   ----------  ----------


INCOME BEFORE PROVISION
     FOR INCOME TAXES          206,317    141,810      894,591     450,982

PROVISION FOR FEDERAL
     INCOME TAXES               71,000     48,000      323,000     155,000
                            ---------- ----------   ----------  ----------


NET INCOME                  $  135,317 $   93,810   $  571,591  $  295,982
                            ========== ==========   ==========  ==========

BASIC EARNINGS PER              $0.073     $0.062       $0.339      $0.198
COMMON SHARE

WEIGHTED AVERAGE
     SHARES OUTSTANDING      1,863,460  1,514,605    1,685,301   1,497,741

See Notes to Consolidated Financial Statements

                 MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (unaudited)
                   NINE MONTHS ENDED SEPTEMBER 30, 2000

                                   Common Stock     Paid In For
                                   ------------     Common Stock
                                 Number             In Excess of  Accumulated   Stockholders'
                                Of Shares   Amount    Par Value     Deficit        Equity
                                ---------   ------    ---------     -------        ------
Balance - January 1, 2000      1,597,280   $23,955   $7,523,252   $(1,443,987)   $6,103,220

Stock Dividend                       262         4          422          (426)            -

Cash Dividend @ $.50
per share                                                            (944,507)     (944,507)

Stock Issued                     292,000     4,384      439,896                     444,280

Stock Reacquired                 (10,000)     (150)     (20,854)                    (21,004)

Net income                             -         -            -       571,591       571,591
                               ---------   -------   ----------   -----------    ----------

Balance - September 30, 2000   1,879,542   $28,193   $7,942,716   $(1,817,329)   $6,153,580
                               =========   =======   ==========   ===========    ==========


                   NINE MONTHS ENDED SEPTEMBER 30, 1999

                                   Common Stock     Paid In For
                                   ------------     Common Stock
                                 Number             In Excess of  Accumulated   Stockholders'
                                Of Shares   Amount    Par Value     Deficit        Equity
                                ---------   ------    ---------     -------        ------
Balance - January 1, 1999      1,489,470   $22,338   $7,345,038   $(1,651,010)   $5,716,366

Stock Issued                      26,500       393       46,135                      46,528

Net income                             -         -            -       295,982       295,982
                               ---------   -------   ----------   -----------    ----------

Balance - September 30, 1999   1,515,970   $22,731   $7,391,173   $(1,355,028)   $6,058,876
                               =========   =======   ==========   ===========    ==========

                    MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                           Nine Months Ended
                                                             September 30,
                                                         2000           1999
                                                      ------------------------

                                                      ------------------------
INCREASE IN CASH AND CASH
     EQUIVALENTS

OPERATING ACTIVITIES                                  $  424,833     $  397,664

INVESTING ACTIVITIES:

     Purchase of plant and equipment                    (160,149)      (240,692)
     Proceeds from sale of equipment                       7,800              -
     Collections from notes receivables - Net            109,918         80,714
                                                      ----------     ----------
Net cash used in investing activities                    (42,431)      (159,978)

FINANCING ACTIVITIES:

     Repayments - line of credit (net)                  (167,000)      (164,780)
     Proceeds from issuance of common stock              444,280              -
     Repurchase of common stock                          (21,004)        46,528
     Payment of Cash Dividend                           (944,507)             -
     Principal payments under long-term obligations      (50,288)       (47,865)
                                                      ----------     ----------

Net cash used in financing activities                   (738,519)      (166,117)

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                   (356,117)        71,569

CASH AND CASH EQUIVALENTS - Beginning                  1,620,120      1,504,725
                                                      ----------     ----------

CASH AND CASH EQUIVALENTS - Ending                    $1,264,003     $1,576,294
                                                      ==========     ==========

See Notes to Consolidated Financial Statements

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- SIGNIFICANT ACCOUNTING POLICIES
        The consolidated Balance Sheet as of September 30, 2000 and the related Consolidated Statements of Income, Changes in Stockholders' Equity, and Cash Flows for the nine months ended September 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments (consisting of solely recurring adjustments and the adjustment described in Note 6 which follows) necessary for a fair presentation of such interim financial statements have been included. The results of operations for the nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the whole year.

        The notes to the financial statements are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements.


NOTE 2- DIVIDENDS
        On July 11, 2000, the Company announced a special cash dividend of $0.50 per share on all outstanding shares of common stock for those shareholders of record on July 24, 2000. The dividend was paid on August 25, 2000.



NOTE 3- STATEMENTS OF CASH FLOWS
        A reconciliation of net income to net cash flows provided by operating activities is as follows:
                                                        Nine Months Ended
                                                          September 30,
                                                           (Unaudited)
                                                        2000         1999
                                                        ----         ----
        Net income                                   $ 571,591    $ 295,982
        Adjustments to reconcile net income to
             Net cash from operating activities:
                Depreciation and amortization          291,435      273,150
                Gain on sale of assets                  (4,620)           -
                Changes in assets and liabilities:
                     Accounts receivable              (726,284)    (510,765)
                     Inventories                        10,000      (49,000)
                     Prepaid expenses                  (93,966)     (54,858)
                     Prepaid federal tax                     -       21,700
                     Other assets                            -        4,967
                     Accounts payable                   65,407      148,149
                     Accrued salaries and wages         45,339       14,695
                     Accrued federal income tax         40,348      133,307
                     Other postretirement benefits      78,000            -
                     Other liabilities                 147,583      120,337
                                                     ---------    ---------

                        Net cash provided  by
                          operating activities       $ 424,833    $ 397,664

NOTE 4 - NOTES PAYABLE
         Notes payable consist of the following at September 30, 2000:


         Note payable Ft. Atkinson, due in monthly
         installments of $3,992, including interest at 4%
         through July 2003                                         135,150



         Capital lease - Ft. Atkinson - due in monthly
         installments of $705 including interest at 17.9%
         through July 2001.                                          6,161
                                                                 ---------

         Total Notes Payable                                       141,311

         Less current portion                                       49,449
                                                                 ---------
                                                                 $  91,862


         Maturities of notes payable obligations are as follows:


         Year ending June 30:

                 2001                                            $  49,449
                 2002                                               45,047
                 2003                                               46,815
                 2004                                                    -
                                                                 ---------

                                                                 $ 141,311
                                                                 =========

         The Company maintains a bank line-of credit of $1,300,000 for working capital requirements. The applicable interest rate is at 1/2% below the prime lending rate, currently 9.0% at September 30, 2000. The line-of-credit is secured by all accounts receivable, inventories and equipment of the Company. The Company had borrowings against the line of $50,000 as of September 30, 2000.

NOTE 5 - NOTES RECEIVABLE

         Notes receivable consist of the following at September 30, 2000:

         Wesley Industries Inc.- collateralized note
         receivable due in quarterly payments of $35,000
         commencing June 1, 1998 including imputed
         interest at 6%, with a  final payment of the
         remaining outstanding principal and
         imputed interest balance on March 1, 2003                $353,572

         NHF - unsecured note receivable, due in monthly
         installments of $32,250 including interest at 8%
         through February 2002.                                   $503,012

         Directors - Unsecured notes receivable, due in
         quarterly payments of $3,000 commencing
         September 30, 2000 including imputed interest at
         6%, until paid in full                                   $128,605

         Officers - unsecured, due in monthly payments of
         $12,250 in July, August, October, & November of 2000.  $   72,750
                                                                ----------

                                                                $1,057,939

         Less current portion                                   $  602,698
                                                                ----------

                                                                $  455,241
                                                                ==========


NOTE 6 - Other Income (Expense)
         The Company has expensed $200,000 on merger & acquisition costs for the expected merger with B2B Euro Wireless.com. The agreement is subject to shareholder approval and an effective registration statement on Form S-4 relating to the transaction. Additional information is contained in part 2 item 5 under other information of this filing.

                               ITEM 2.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operation during the periods included in the accompanying consolidated financial statements for the nine (9) months ended September 30, 2000.

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

LIQUIDITY & CAPITAL RESOURCES
-----------------------------

The Company has a consolidated line of credit of $1,300,000 with monthly interest payments at 1/2 below the prime rate with the Bank One. The line is collateralized by substantially all assets. There were borrowings of $50,000 as of September 30, 2000.

RESULTS OF OPERATIONS
---------------------

The Company is reporting year-to-date pre-tax profit on operations item of $894,591 for the nine months ended September 30, 2000 as compared to a profit of $450,982 for the same period in 1999. Net sales for the period ended September 30, 2000 were approximately $8,521,263; which represents an increase of 13.7% from 1999 sales through September 30, 1999 of $7,494,855.

The cost of sales for the nine months ended September 30, 2000 as a percentage of sales was 80.2% as compared to 86.5% for the same period in 1999. Higher sales volume and cost improvements account for this reduction.

Selling, General & Administrative for the nine months ended September 30, 2000 as a percentage of sales was 9.4% as compared to 8.5% for the same period in 1999.

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

Item 5.   Other Information
          -----------------

             None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a) The following exhibits required by Item 601 of Regulation S-B are filed herewith:

               Exhibit No.    Description
               -----------    -----------

                  27          Financial Data Schedule

          (b)  The Company filed a form 8-K on October 5, 2000 reporting under
               Item 5, the sending of a Notice of Default to Wesley Industries, Inc. and New Haven Foundry, one of the Registrant's major customers. To date, the default has not been cured.

                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MARGATE INDUSTRIES, INC.



By: /s/ William H. Hopton
   ----------------------------
     William H. Hopton

Date:     November 8, 2000