Form 10-K405
period 2000-12-31
MARGATE INDUSTRIES INC
filed 2001-03-29
CIK 761198

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-K

[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
               For the fiscal year ended DECEMBER 31, 2000

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

                      COMMON STOCK, $.015 PAR VALUE
                             Title of Class

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


At March 9, 2001, 1,879,542 shares of Common Stock, $.015 per share, were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant on that date was approximately $2,217,184.

Documents incorporated by reference: Portions of Registrant's Proxy Statement for use in conjunction with its Annual Meeting of Shareholders to be held on June 20, 2001 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than May 30, 2001 are incorporate by reference (Items 10(a), 11, 12 and 13 of this Report).

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
                         Yes   X       No
                             -----        -----


Page 1 of 44 pages                       Exhibits are indexed on page 20.

                                 PART I

ITEM 1.   DESCRIPTION OF BUSINESS
---------------------------------

GENERAL DEVELOPMENT OF BUSINESS

     Margate Industries, Inc. (the "Company" or "Margate"), was formed under the laws of the State of Delaware on April 4, 1984. The Company sold 4,000,000 Units, at $0.02 per Unit, for total proceeds of $80,000 in a public offering which closed in May of 1985. Each Unit consisted of one share of common stock of the Company and one Warrant to purchase an additional share of common stock. The Warrants expired by their terms unexercised. On November 17, 1986, the Company issued an additional 12,515,580 shares of its $.015 par value common stock to the holders of 100% of the outstanding common stock of New Haven Foundry, Inc., ("NHF") in a merger transaction in which NHF became a wholly owned subsidiary of the Company. The shares of common stock issued to the shareholders of NHF represented approximately 70% of the Company's common stock outstanding after the completion of the transaction.

     On July 19, 1990, the Company sold 55% of the common stock of NHF to Wesley Industries, Inc., ("Wesley"), for $1,589,000 consisting of
$1,500,000 cash and an $89,000 five-year Promissory Note. Wesley was 50%- owned by Mr. Delbert W. Mullens, currently a Director of the Company and 50%-owned by Ms. Lula Mullens. The promissory note called for interest at 2% over the prime rate, with no principal payments required until September 1991. The Company extended the term of the note and payments began in April 1994. Upon repayment of the promissory note, Wesley had the right to purchase an additional 20% of the shares of NHF held by the Company for $800,000 or the then current book value, whichever was greater. Upon such purchase, the Company could require Mr. Mullens to purchase the remaining shares for $1,800,000 or the then current book value, whichever was greater.

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

     Pursuant to the sale, Mr. Mullens was elected to the Company's Board of Directors. Conversely, the Company had representatives that account for forty five percent (45%) of the Directors/Voters on the NHF Board of Directors. In addition, Mr. Mullens was restricted from transferring his interest in NHF stock without the consent of the Company and also he had a first right of refusal to purchase the balance of the NHF common stock in the event the Company wished to sell or transfer any of its remaining NHF stock. In addition, Mr. Mullens had an option to purchase 33,334 shares of the Company's common stock at $4.50 per share and an additional 33,334 shares at $7.50 per share upon purchase of the first 33,334 shares. Mr. Mullens' shares subject to option and the exercise price thereof were adjusted to reflect the reverse stock splits described below. With the sale of the remaining 45% of NHF in March 1998 the options were canceled.

     In November 1995, the Company established a wholly owned subsidiary, Fort Atkinson Industries, which provides finishing services on castings manufactured in the Iowa-Wisconsin area. Operations began on March 1, 1996. In August 1996, the Company consolidated one of its subsidiaries, Michigan Casting Corporation, which was formed in 1987, with Yale Industries and currently operates as one company.

     On March 24, 1998, the Company sold its remaining 45% interest in NHF to Wesley Industries, Inc., which owned the other 55%. Terms of the agreement included a purchase price of $2,200,000 with $1,500,000 paid at closing and the $700,000 balance, including interest, due in the form of a promissory note payable in quarterly installments of $35,000. The promissory note is secured by the shares of NHF. In addition, the Company entered into a new cleaning contract with NHF which includes a per piece price and a service fee of $2,800,000 paid in quarterly installments of $140,000 over five (5) years. The gain on sale is reported on the consolidated income statement net of legal fees. NHF is currently in default on these obligations as is discussed elsewhere in this report.

     On November 13, 1998, following a vote at a Special Meeting of Shareholders, the Company approved a one for three reverse split of the outstanding shares of the Company. Unless otherwise indicated, information in this report reflects the one for three reverse split of the Company's Common Stock effective in November 1998. At the June 10,1999 annual meeting the Company approved an amendment to lower the authorized shares from twenty five million (25,000,000) shares to five million (5,000,000) shares of common stock and increased the par value to $.015 per share.

     On July 10, 2000, the Company entered into an agreement and plan of merger with c-Spectra, Inc. (previously named B2B Euro Wireless.com). The original agreement was terminated by the mutual consent of the parties and a new modified agreement is currently being negotiated. It is anticipated Margate and c-Spectra will enter into a definitive merger agreement whereby c-Spectra will merge with a newly created subsidiary of Margate, known as Seagull. c-Spectra, as the surviving corporation, will then become a wholly owned subsidiary of Margate. c-Spectra shareholders will receive Margate's "restricted" common stock in exchange for their c-Spectra common stock. Following the merger, existing Margate shareholders will own 10.6% of the outstanding shares of Margate's common stock and c-Spectra shareholders will own approximately 89.4% of the outstanding shares of Margate common stock. Additionally, Margate shareholders will be asked to approve certain amendments to the Margate Articles of Incorporation increasing the amount of Margate authorized common stock and changing the existing name of the corporation to c-Spectra.

     c-Spectra, Inc. is a provider of broadband wireless telecommunications and Internet access systems used to deliver wireless, high speed data connections between telecommunications service providers and business and residential subscribers. c-Spectra is developing and marketing a technologically advanced global wireless Internet access network utilizing satellite base stations and multiple wireless antenna receivers to provide "last mile" solutions to bridge the gap between service providers and their subscribers. c-Spectra believes that its network solution offers the most rapid and cost-effective solution for the delivery of telecommunications and Internet service to users in underdeveloped regions where wire-based telecommunications infrastructure is lacking. Initial deployment of its network has begun with the installation of facilities in Buenos Aires, Argentina. After the merger, c-Spectra plans to expand its network in major markets in South America and Europe.

     Margate's finishing and cleaning operations will continue as a separate division of c-Spectra and will have separate management including William H. Hopton and David A. Widlak, current Officers and Directors of the Company. Messrs. Hopton and Widlak will also remain as members of the Board of Directors following the merger with c-Spectra.

NARRATIVE DESCRIPTION OF BUSINESS

GENERAL

     Margate Industries, Inc. was formed under the laws of the state of Delaware on April 4, 1984. Margate performs finishing operations on grey iron castings for the foundry industry and machine shops in Michigan and Wisconsin. Margate's primary services include finishing, chipping and grinding, cleaning, shot blasting and testing of castings produced by Margate's customers for the automotive industry and other component manufacturers in the United States and Canada. Margate currently maintains its corporate headquarters at its Yale division, in Yale, Michigan.
Margate has two wholly owned subsidiaries, Brown City Casting Corporation, doing business as Yale Industries and Fort Atkinson Industries.

     In recent years, automobile manufacturers have begun to require that additional finishing work and water testing be done on castings prior to shipment. As a result of these additional requirements, foundries must spend increased time and labor performing the additional finishing and water testing. Margate believes that its two subsidiaries, Yale Industries and Fort Atkinson Industries, can provide the additional finishing work and water testing on a more cost effective basis than the foundries that actually manufacture the castings, such as NHF. Management believes that this is due to the fact that Margate, with separate facilities at Yale and Fort Atkinson, can devote its entire operation to finishing work and water testing.

     Margate's primary customer is NHF, which manufactures castings and cylinder heads for Daimler Chrysler Corporation and other major automotive customers. NHF is a former subsidiary of Margate, which was sold to Wesley Industries in 1990. NHF is currently controlled by one of Margate's directors, Delbert W. Mullens who is also a major shareholder of Wesley Industries. NHF uses the Company for approximately 80% of its cleaning operations for the castings and cylinder heads it manufactures. NHF transports the unfinished cylinder heads from New Haven, Michigan to Yale, Michigan by truck, then on to its customers after the cleaning and testing is completed. Due to NHF's heavy use of the Company, NHF is Margate's largest customer, accounting for approximately 48% of Margate's revenue in the last fiscal year.

     Margate's other wholly owned subsidiary, Fort Atkinson Industries ("Fort Atkinson"), provides similar finishing work, testing and cleaning services on castings as those provided by Yale Industries. Fort Atkinson, located in Wisconsin, provides its services to foundries and other customers in the Iowa-Wisconsin area. Fort Atkinson allows us to diversify the Company's customer base and geographic presence.

     The Company has attempted in recent years to improve the quality of its finishing operations, efficiency in the cleaning process, and investments in new equipment and technology. During the year end 2000, the Company expended $149,022 in capital improvement to increase the automation of its operations and lower labor costs. As a result, the number of cylinder heads cleaned and tested have increased and the number of deficiencies due to imperfections decreased.

     While NHF currently represents 48% of Margate's revenue for the latest fiscal year, Margate believes that there may exist a significant potential for additional sales volume for finishing operations from non-affiliated foundries as Margate and its subsidiaries grow and diversify into the non-automotive industries.

MAJOR CUSTOMERS

     Margate's customers are primarily involved in the automotive industry and other component manufacturing in the United States and Canada who require finishing, cleaning and testing of castings. As discussed above, Margate's primary customer is NHF, which produces castings and cylinder heads for the automotive industry and other component manufacturers in the United States and Canada. NHF accounted for 48% of Margate's revenue in the fiscal year ended 2000, totaling $5,137,751. Due to Margate's heavy reliance on NHF as its principal customer, management believes that the loss of this customer would have a material adverse effect on Margate. Other customers for whom Margate performs finishing operations are:

     *    Waupaca Foundry, Inc.;
     *    Navistar International:
     *    Aarrowcast, Inc.; and
     *    Brillion Iron Works, Inc.

     The loss of any of these customers would also have a material adverse effect on Margate's business. In addition, in recent years Margate has a limited customer base in foreign countries, having sales to Ford of Canada.

COMPETITION

     Margate's domestic competition is limited primarily to other foundries who perform cleaning operations for the automobile industry. For the most part these foundries have higher labor costs and are willing to outsource some of their cleaning operations. However, in the event of a downturn in the economy it will result in less outsourcing of cleaning operations.


     *    Waupaca Foundry, Inc.;
     *    Brillion Iron Works, Inc;
     *    Grede Foundries, Inc.; and
     *    Automotive Foundries.

     Internationally, Margate faces strong competition from companies with similar operations to its own, located in Europe, South America and Mexico. The most serious threat of competition is from state-of-the-art operations located in Mexico and Brazil. Margate's Brazilian competitors present a competitive threat because they receive subsidies from the Brazilian government, have labor cost advantages and very modern facilities. Margate's international competitors include:

     *    Linamar, Inc.

     *    Ford Motor Company; and
     *    General Motors, Inc.

GOVERNMENTAL REGULATION

     Margate is subject to various federal, state and local laws regarding environmental matters and the discharge of materials into the environment. These laws and regulations govern the management of solid and hazardous waste, the discharge of pollutants into the air and into surface and ground waters and the storage and disposal of hazardous and non-hazardous substances generated by ongoing operations. Margate believes that it is currently in substantial compliance with the applicable environmental requirements. However, the Company has a commitment to purchase a dust collecting system for its Fort Atkinson facility in the year 2001 with an estimated cost of between $200,000 and $500,000. Nevertheless, if a release of hazardous substances located on Margate's property occurs, Margate may be held liable and may be required to pay the cost of remedying the problem. The amount of any such liability and remedial cost could be material.

     Although, Margate does not believe that its business operations presently impair environmental quality, compliance with the federal, state and local environmental laws could have an adverse effect upon its capital expenditures, earnings and competitive position. Since its inception, Margate has not been required to make any material capital expenditures for environmental control facilities other than that mentioned above, and the Company does not expect to be required to make any such expenditures in the near future. Margate's facilities have dust collecting systems that contain material within and do not discharge into the environment, thus Margate is not required to obtain air emissions permits at its facilities. However, the 1990 amendments to the federal Clean Air Act are expected to have a major impact on the compliance costs of many U.S. companies, including foundries of the type Margate operates. Until final regulations implementing those amendments are adopted by the federal and state governments, it is not possible to estimate these costs.

     COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION AND LIABILITY ACT OF 1980. CERCLA , also known as the Superfund Act, addresses cleanup of sites at which there has been or may be a release of hazardous substances into the environment. CERCLA assigns liability for costs of cleanup and damage to natural resources to any person who, currently or at the time of disposal of a hazardous substance, owned or operated any facility at which hazardous substances were deposited; to any person who by agreement or otherwise arranged for disposal or treatment, or arranged with a transporter for transport of hazardous substances owned or possessed by such person for disposal or treatment; and to any person who accepted hazardous substances for transport to disposal or treatment facilities or sites from which there is a release or threatened release of hazardous substances. CERCLA authorizes the Federal government either to clean up these sites itself or to order persons responsible for the situation to do so. CERCLA created a fund to be used by the Federal government to pay for the cleanup efforts. Where the Federal government expends money for remedial activities, it must seek reimbursement from the potentially responsible parties. Where the EPA performs remedial work with superfund dollars, it frequently sues potentially responsible parties for reimbursement under the "cost recovery" authority of Section 107 of CERCLA. The EPA may also issue an administrative order seeking to compel potentially responsible parties to perform remedial work with their own funds under the "abatement" authority of Section 106 of CERCLA. In lieu of instigating such actions, the

EPA may also seek through negotiations to persuade such parties to perform and/or pay for any and all stages of remedial action at a site in discharge of their liabilities under CERCLA.

     CERCLA provides that transporters and persons arranging for the disposal of hazardous waste may be jointly and severally liable for the costs of remedial action at the site to which the hazardous waste is taken. While Margate attempts to minimize such exposure by contracting only with qualified hazardous waste transporters meeting certain minimum insurance requirements and by having the generator select the disposal site and method, there can be no assurances that the Company will be successful in so limiting such exposure. Under Section 101(20)(B) of CERCLA, when a common or contract carrier delivers a hazardous substance to a site selected by the shipper, the carrier is not considered to have caused or contributed to any release at such disposal facility resulting from circumstances or conditions beyond its control.

     The Superfund Amendments and Reauthorization Act ("SARA") was enacted in 1986 and authorized increased Federal expenditure and imposed more stringent cleanup standards and accelerated timetables. SARA also contains provisions which expand the enforcement powers of the EPA.

     Management believes that industry and governmental entities will continue to try to resolve hazardous waste problems due to their need to comply with other statutory requirements and to avoid liabilities to private parties. Although the liabilities imposed by CERCLA are more directly related to Margate's customers, they could under certain circumstances apply to some of Margate's activities, including failure to properly design or implement a cleanup, removal or remedial action plan or to achieve required cleanup standards and activities related to the transport and disposal of hazardous substances. Such liabilities can be joint and several where other parties are involved.

     CLEAN AIR ACT AND 1990 AMENDMENTS (THE "CLEAN AIR ACT"). The Clean Air Act requires compliance with ambient air quality standards and empowers the EPA to establish and enforce limits on the emission of various pollutants from specific types of facilities. The 1990 amendments modify the Clean Air Act in a number of significant areas. Among other things, they establish emissions allowances for sulfur and nitrogen oxides, establish strict requirements applicable to ozone emissions and other air toxics, establish a national permit program for all major sources of pollutants and create significant new penalties, both civil and criminal, for violations of the Clean Air Act.

     Included within the scope of the Clean Air Act are rules issued by the EPA known as National Emissions Standards for Hazardous Air Pollutants ("NESHAP"). NESHAP specifically regulates the emission of asbestos during manufacturing and waste disposal operations and the renovation and demolition of certain facilities. Authority to implement and enforce NESHAP standards has been delegated to the various states which have implemented licensing requirements, notice requirements and procedures with respect to asbestos abatement and other rules governing the handling and disposal of asbestos.

     CLEAN WATER ACT OF 1972 ("CWA"). Originally enacted as the Federal Water Pollution Control Act, but renamed as the Clean Water Act in 1977, CWA regulates the discharge of pollutants into the surface waters of the United States. CWA established a system of minimum national efficiency standards on an industry-by-industry basis, water quality standards, and a discharge permit program.

     OTHER REGULATIONS. In addition to a broad array of environmental regulations relating to Margate's operations, the Company's business is subject to a variety of non-environmental regulations. Included in the regulations which may effect its current business are regulations governing occupational safety and health, wage, overtime and other employment matters and dealings with state and local governmental agencies.

     COMMUNITY DEVELOPMENT GRANT. Margate agreed to administer the expenditure of $253,000, which the city of Yale, Michigan received as a community development block grant to perform an investigation to determine the extent of contamination at the Company's Yale plant site and to clean-up soil contamination left by the site's previous owners and operators. The cost of administering the grant was less than $50,000. As a result of the Company's agreement to perform these procedures and to hold the city harmless for any existing conditions at the site, the city of Yale, Michigan agreed to transfer the property to the Company for its finishing work, cleaning and testing of castings performed by the Company's Yale subsidiary.

EMPLOYEES

     As of December 31, 2000, Margate employed approximately 170 hourly employees and 22 salaried employees. None of its employees are represented by a union.

     Salaried employees retiring from the Company are entitled to post-retirement health and life insurance benefits. The amount of these benefits is based on years of credited service and the age of the employee at retirement. In addition, the Company maintains a 401K plan covering all employees and matches 25% (maximum 2% of each employee's contribution)

PROPERTIES

     Margate's facilities consist of its two operating subsidiaries, Yale Industries and Fort Atkinson Industries. Yale Industries' facilities consist of a plant and corporate offices located in Yale, Michigan, totaling approximately 70,000 square feet. As discussed above, the plant site was given to Margate as a block grant in consideration of Margate administering the expenditure of $253,000 for the investigation and cleanup of environmental contamination at the plant site. Margate believes the Yale facility is suitable for present and future needs of Margate's Yale subsidiary.

     Fort Atkinson's facilities are located in Fort Atkinson, Wisconsin. Margate leases facilities covering approximately 73,000 square feet. Margate's lease, which it entered into in December of 1995, is for a ten-year period. Base rent under the lease is $12,813 per month. Margate believes that the Fort Atkinson site is suitable for Margate's present and future needs at the Fort Atkinson location.

LEGAL PROCEEDINGS

     Margate knows of no pending or threatened legal proceeding to which it is or will be a party which, if successful, might result in a material adverse change in the business, properties, or financial condition of Margate or its subsidiaries.

CERTAIN RISKS

     The following risks pertain to Margate and its cleaning and finishing operations.

THE COMPANY HAS SENT NOTICES OF DEFAULT TO ITS MAJOR CUSTOMERS AND NON PAYMENT COULD RESULT IN A LOSS OF REVENUES.

     On October 2, 2000, the Company sent a notice of default to the Company's major customer NHF and its parent, Wesley Industries, Inc., an entity controlled by Delbert Mullens, one of the Company's directors. The Company is seeking past due payments in connection with a promissory note and on its cleaning contract with NHF. Currently, the amount due and owing with these obligations is approximately $900,000 as of March 23, 2001. In the event NHF is unable to pay the amounts due, the Company's revenues and profitability will be significantly impacted. Although NHF has made representations that payments will occur during the Company's second quarter, there can be no assurances that they will occur, thereby forcing the Company to pursue legal action.

MARGATE DEPENDS UPON THE STRENGTH OF THE AUTOMOTIVE INDUSTRY, AND MAY SUFFER FROM ANY DECLINE IN AUTOMOBILE PRODUCTION.

     Margate's principal operations are directly related to domestic automotive vehicle production. Automotive sales and production are very cyclical and somewhat seasonal and can be affected by the strength of a country's general economy and other potential factors outside of the Company's control. The Company has been notified that Daimler Chrysler Corporation is going to institute significant cut backs in its domestic auto production which utilize gray iron cylinder heads. This will directly effect NHF and indirectly the Company in that NHF is one of the Company's major customers. In addition, automotive production and sales can be affected by labor relations issues (including strikes and other work stoppages), regulatory requirements, trade agreements, consumer spending trends and other factors. A sustained decline in overall automotive sales and their production could result in a decline in Margate's finishing and cleaning operations thereby effecting the Company's results of operations or financial condition.

MARGATE'S BUSINESS IS CYCLICAL AND ITS ANNUAL RESULTS WILL FLUCTUATE AS A RESULT OF GENERAL ECONOMIC CONDITIONS AND CHANGES IN AUTOMOBILE AND TRUCK PRODUCTION LEVELS.

     Margate's business is subject to cyclical fluctuations based on general economic conditions, including interest rates, fuel costs, and inflation factors specific to the automobile industry. For example, a down turn in the economy or a rise in interest or fuel costs has the effect of decreasing the demand for automobiles and trucks. If consumer demand goes down for high price consumer items, the automotive industry will decrease production and will decrease their need for Margate's cleaning operations.

MARGATE FACES STRONG COMPETITORS AND MAY NOT BE EFFECTIVE IN COMPETING IN ITS MARKETS.

     Margate faces strong competitors for cleaning and furnishing services in most of its markets. Significant competitive factors include price, delivery and quality of furnished product. However, breadth of capabilities and attention to customers service needs have become increasingly important in remaining competitive. Some of Margate's competitors have greater financial resources and have the ability to offer lower costs. Existing or potential competitors may substantially increase their resources devoted to automation and labor to be competitive. Competitors in regions such as Mexico, South America and Europe may have lower costs, including labor costs which gives them a competitive advantage over companies operating in the United States.

ANY ADVERSE DEVELOPMENT IN MARGATE'S RELATIONSHIP WITH THE SMALL NUMBER OF CUSTOMERS ON WHICH MARGATE DEPENDS MAY PREVENT ITS CONTINUING PROFITABILITY.

     Historically, a small number of customers accounted for a substantial percentage of Margate's net revenues. This continues to be the case. In the fiscal year ended December 31, 2000, NHF, a former subsidiary of Margate, accounted for approximately 48% of Margate's total revenue. As noted above, NHF is experiencing difficulty in making payments due under existing cleaning agreements. A significant reduction in business from NHF or continued delays in the payment of invoices or the occurrence of similar problems with any of our other major customers could cause Margate to become less profitable or become unprofitable.

THE COST OF COMPLIANCE WITH ENVIRONMENTAL AND OTHER LAWS MAY BE PROHIBITIVE.

     Margate is subject to numerous laws and regulations that govern environmental issues, workplace safety, equal employment opportunities and other aspects of its business. Margate believes that it complies with the applicable environmental laws and regulations and is not aware of any outstanding violation or citations with respect to environmental matters at any of our facilities. However, the Company has a commitment to purchase a dust collection system for its Fort Atkinson facility in the year 2001 with an estimated cost of between $200,000 and $500,000. The Company's operations entail the continued risk of future noncompliance with environmental and other governmental regulations. The chief environmental issues for the Company's cleaning operations are air emissions and waste disposal. The cost of complying with various environmental regulations is likely to increase over time, and the cost of compliance may cause the Company to suffer losses or reduced levels of profitability.

MARGATE DEPENDS ON ITS KEY PERSONNEL TO MANAGE ITS BUSINESS, AND MAY BE UNPROFITABLE IF IT FAILS TO ATTRACT AND RETAIN EFFECTIVE MANAGERS.

     Margate depends on certain key personnel, including William H. Hopton and David A. Widlak to manage the Company. Accordingly it is contemplated that Margate will enter into employment agreements with these individuals for a three year term. However, Margate's ability to maintain its competitive position will depend on the Company's ability to retain key personnel, including Messrs. Hopton and Widlak and to attract and retain other highly qualified managerial and manufacturing personnel. Should Margate fail to recruit and retain such personnel, it may not be profitable.

MARGATE'S LABOR RELATIONS AND THOSE OF ITS MAJOR CUSTOMERS ARE IMPORTANT TO ITS BUSINESS SUCCESS.

     Although Margate believes that its labor relations are good, attempts to unionize its operations and possible work stoppages may occur in the future. Any work stoppages would reduce Margate's revenues and ability to serve its customers. There can also be no assurance that labor problems at NHF, which is unionized, or a work stoppage, would not have a material adverse effect on Margate's financial condition and results of operations.

MARGATE HAS A LIMITED PUBLIC MARKET AND PRICES OF SHARES OF ITS COMMON STOCK ARE VOLATILE.

     The prices of securities of publicly traded corporations, including Margate, tend to fluctuate widely and as of the date of this Report the general market conditions have been in a steep decline. It can be expected that trading in Margate's common stock may continue to have wide fluctuations in price due to the limited volume in the Company's stock and limited number of market makers. Such volatility is expected to be increased by the inclusion of telecommunications-based business after the merger with c-Spectra described elsewhere in this Report. The limited market for Margate's common stock, fluctuations in trading interest and changes in Margate's operating results, financial condition and future prospects in the automotive industry could have a significant impact on the market prices for Margate's common stock.

ITEM 2.   PROPERTIES
--------------------

     Yale Industries' facilities, which consist of a plant and the Company's corporate offices, are located in Yale, Michigan. and are provided by the city of Yale, Michigan in consideration of the Company administering the expenditure of $253,000 for the investigation and cleanup at the plant site. The Company believes its plant at Yale is suitable for its present and future needs. The plant consists of approximately 70,000 square feet.

     Fort Atkinson's facilities are located in Fort Atkinson, Wisconsin. It leases facilities covering approximately 73,000 square feet. The Company has leased this facility for a ten (10) year period beginning in December 1995. Base rent is $12,813 per month for the facility. The Company believes the plant is suitable for its present and future needs.

ITEM 3.   LEGAL PROCEEDINGS
---------------------------

     The Company knows of no pending or threatened legal proceeding to which it is or will be a party which, if successful, might result in a material adverse change in the business, properties, or financial condition of the Company or its subsidiaries.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     No response required.

                                 PART II

ITEM 5.   MARKET PRICE AND DIVIDENDS ON THE COMPANY'S COMMON EQUITY AND
          -------------------------------------------------------------
          RELATED STOCKHOLDER MATTERS
          ---------------------------

PRINCIPAL MARKET OR MARKETS

     The Company's common stock is traded on the over-the-counter market and, commencing on January 28, 1987, has been listed on the National Association of Securities Dealers, Inc., Automated Quotation System ("NASDAQ") under the symbol, "CGUL". The following tables set forth the range for high and low bid quotations for the Company's common stock, as reported by NASDAQ for the periods indicated. These prices are believed to be representative of inter-dealer quotations, without retail markup, markdown or commissions, and may not represent actual transactions.

                                                        BID PRICE
                                                    HIGH          LOW
                                                   ------        -----

Calendar Year 2000
------------------
     Quarter ended March 31, 2000                   $9.50        $1.38
     Quarter ended June 30, 2000                    $5.94        $2.13
     Quarter ended September 30, 2000               $5.97        $3.91
     Quarter ended December 31, 2000                $4.78        $2.03

Calendar Year 1999
------------------
     Quarter ended March 31, 1999                   $1.91        $0.71
     Quarter ended July 30, 1999                    $2.02        $1.43
     Quarter ended September 30, 1999               $1.83        $1.58
     Quarter ended December 31, 1999                $1.97        $1.13

Calendar Year 1998
------------------
     Quarter ended March 31, 1998                   $2.06        $1.13
     Quarter ended June 30, 1998                    $2.53        $1.50
     Quarter ended September 30, 1998               $2.67        $1.31
     Quarter ended December 31, 1998                $1.88        $1.25


APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

     The approximate number of holders of record of the Company's common stock at March 9, 2001 was 402 directly and approximately 2,000 in broker's street name.

DIVIDENDS

     The Company began paying quarterly dividends of $.00625 per share in August of 1991. Subsequently in August 1992 the Board of Directors increased the dividend to $.0075 and in August 1993, the quarterly dividend was increased to $.01 per share. On November 15, 1993 the quarterly dividend was increased to $.0125. On February 15, 1995 the quarterly dividend was increased to $.0150. On September 21, 1995 the quarterly dividend was suspended and will be decided at the Annual Meeting in June of each year if, or when, the Company will pay a dividend.

     On November 15, 1999 the Company paid a 5% stock dividend to shareholders of record as of December 15, 1999.

     On July 11, 2000, the Company announced a special cash dividend of $0.50 per share on all outstanding shares of common stock for those shareholders of record on July 24, 2000. The dividend was paid on August 25, 2000.


ITEM 6.   SELECTED FINANCIAL DATA
---------------------------------

     The following table sets forth certain selected financial data with respect to the Company.

(In Thousands, Except for Share Data)

                                    YEAR ENDED DECEMBER 31
                                 ----------------------------
                         2000      1999      1998      1997      1996
                        ------    ------    ------    ------    ------

Net sales              $10,757   $ 9,615   $ 9,628   $10,472   $ 9,442

Net income (loss)      $   695   $   332   $ 1,971   $   149   $  (773)

Net income (loss) per
  common share         $   .40   $   .22   $  1.30   $  0.10   $ (0.51)

Stock dividend declared
  per common share     $     0        5%   $     0   $     0   $     0

Dividends declared per
  common share         $  0.50   $     0   $     0   $     0   $     0

Total assets           $ 7,924   $ 7,896   $ 7,562   $ 6,221   $ 6,195

Long-term debt         $    81   $   125   $   192   $   412   $   344

Stockholders' equity   $ 6,277   $ 6,103   $ 5,716   $ 3,811   $ 3,662

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

FORWARD-LOOKING STATEMENTS MAY NOT PROVE ACCURATE

     Statements made in this report which are not based on historical facts are forward-looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Forward-looking statements may be identified by the use of forward-looking words such as "believes," "may," "intends," "anticipates," "plans," "estimates" and analogous or similar expressions. Any forward-looking statements are intended to be as of the date on which such statement is made. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we are providing a number of important factors that could cause actual results to differ materially from provided forward-looking information. These important factors include future economic conditions in the regional and national markets, state and federal regulation, financial market conditions (including, but not limited to, changes in interest rates), inflation rates, increased competition (including, but not limited to, the entry of new competitors), ability to carry out marketing and sales plan, ability to achieve planning goals, ability to enter new markets successfully and capitalize on growth opportunities, adverse changes in applicable laws, regulations or rules governing the automotive service industry and tax or accounting matters. This list of factors may not be all-inclusive since it is not possible for us to predict all possible factors.

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying consolidated financial statements.

GENERAL

     Margate performs finishing, cleaning and testing operations on grey iron castings for the automotive industry. Margate currently conducts its operations through its two wholly owned subsidiaries, Brown City Casting Corporation, doing business under the name Yale Industries, and Fort Atkinson Industries. These subsidiaries perform cleaning, grinding and testing of castings prior to shipment to end purchasers. The Company's primary customer is NHF, which produces castings for the automotive industry and other component manufacturers in the United States and Canada. Other customers for which Margate performs finishing operations include Waupaca Foundry, Inc., Navistar International, Aarowcast, Inc., and Brillion. Margate has benefited in recent years from the increased finishing and testing requirements on automotive suppliers, leading many of those suppliers to move their finishing operations from in-house to outside providers, such as Margate. With the current slowdown in the economy some foundries such as Brillion has stopped outsourcing some of its cleaning operations. Because of sales reductions mainly at Fort Atkinson in Wisconsin the Company is considering selling the facility. If unable to sell or obtain new business the Company may cease operations in Wisconsin.

RECENT DEVELOPMENTS

     On July 10, 2000, the Company entered into an agreement and plan of merger with c-Spectra (previously named B2B Euro Wireless.com). The original agreement was terminated by the mutual consent of the parties and a new modified agreement is currently being negotiated. It is anticipated Margate and c-Spectra will enter into a definitive merger agreement whereby c-

Spectra will merge with a newly crated subsidiary of Margate, known as Seagull. c-Spectra, as the surviving corporation, will then become a wholly owned subsidiary of Margate. c-Spectra shareholders will receive Margate's "restricted" common stock in exchange for their c-Spectra shares of common stock. Following the merger, existing Margate shareholders will own approximately 10.6% of the outstanding shares of Margate's common stock and c-Spectra shareholders will own approximately 89.4% of the outstanding shares of Margate common stock. Additionally, Margate shareholders will be asked to approve certain amendments to the Margate Articles of Incorporation increasing the amount of Margate's authorized common stock and changing the existing name of the corporation to c-Spectra.

     Following the merger, the holding company's board of directors will consist of five (5) members with three (3) members from c-Spectra and two
(2) from the Company. Margate's present board of directors will remain the same, with the addition of one director appointed by c-Spectra. Prior to closing, c-Spectra will contribute $4.0 million in cash for working capital to the Company subject to a portion of these funds being used for funding costs and expenses related to business development. The agreement is subject to shareholder approval and a fairness opinion will be obtained from Chartered Capital Advisers, Inc. for use by the Board of Directors to assist them in evaluating the transaction prior to submitting the merger proposal to the shareholders. The transaction is expected to be completed and the closing to occur by the second quarter of 2001.

     Margate's Board of Directors will recommend the proposed merger with c-Spectra be approved by shareholders because they believe the merger allows the Company to participate in an attractive early-stage broadband wireless telecommunications business, diversifies the Company's operations, may attract outside capital financing and enhances shareholder value.

     On October 2, 2000, the Company sent a Notice of Default to Wesley Industries, Inc. ("Wesley") and NHF, one of Margate's primary customers.

     The Notice of Default sent to NHF states that NHF is in default under the terms of a Cleaning Contract dated March 24, 1998, for the failure to pay the quarterly service fees of $140,000 due on July 1, 2000 and October 1, 2000. In addition, the Notice states that interest at a rate of 18% per annum is due on the unpaid fees from July 1, 2000. The Notice states that it constitutes the Default Notice pursuant to the Pledge Agreement dated March 24, 1999 between Wesley and Margate. The Notice commence Margate's Cure Period as set forth in the Pledge Agreement with respect to the rights and remedies regarding the Pledged Shares and the other rights and remedies as set forth in the Pledge Agreement. Wesley's right to vote the Pledged Shares is terminated pursuant to the Pledge Agreement.

     Because of the above action, on October 2, 2000, William H. Hopton and David A. Widlak resigned from the Board of Directors of NHF, effective October 2, 2000. As of the date of this Report, Wesley and NHF remain in default.

LIQUIDITY AND CAPITAL RESOURCES:

     The Company assesses its liquidity in terms of overall ability to generate sufficient cash to support business needs and to fund growth. The Company relies primarily upon cash flow from operations and lines of credit.

     The current and quick ratios, which provide an indication of the Company's short-term assets in relation to its short-term obligations, for the comparable periods are as follows:

                                            2000              1999
                                         ----------        ----------

 Working Capital                         $3,120,123        $2,481,095

 Current Ratio                            4.97 : 1           3.74 : 1

 Quick Assets (Cash, Securities
   and Receivables)                      $3,281,825        $2,830,457

 Quick Ratio                              4.18 : 1           3.13 : 1

       As noted by the above computations, the current ratio has increased from 3.74:1 to 4.97:1 and working capital has increased by $639,028 for the period from December 31, 1999 to December 31, 2000. The quick ratio has increased from 3.13:1 to 4.18:1. The largest single factor contributing to the increase in working capital is the profitability of the Company.

       Trade receivables increased by $830,116 from December 31, 1999 to December 31, 2000. The increase was due primarily to increased sales and in the prior year (1999) $700,000 of accounts receivable were converted to a note receivable.

       The Company has a facility line of credit of $1,300,000, with monthly interest payments at 1/2 below the prime rate. This line of credit is collateralized by substantially all the assets of the Company. The Company's borrowings as of December 31, 2000 were zero.

       The Company believes its cash flow from operations is sufficient to fund its current level of operations.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 VS. YEAR ENDED DECEMBER 31, 1999
-------------------------------------------------------------

       Sales increased by $1,141,572 or 11.9% from December 31, 1999 to December 31, 2000. The Company added the Waupaca Foundry as a new major customer. This customer generated sales of approximately $2.1 million in new sales during the year. The Company's net income increased by $363,563 over the prior year's net income of $331,839. Increased net sales, improved efficiency with the use of more automated equipment, and cost reductions with less employees are the primary reasons for the increase along with interest income.

       Cost of sales as a percentage of sales was 83.3% for the year ending December 31, 2000 as compared to 89.1% for the year ending December 31, 1999. The major reason for the decrease was increased efficiency in labor costs, the use of more automated equipment which has improved the quality of the Company's cleaning operations and additional sales which carry a lower labor cost.

       Selling, General and Administrative expenses as a percentage of sales was 9.9% for the year ending December, 2000 as compared to 8.5% for the year ending December 31, 1999. The major reasons for the increases were bonuses to officers, higher accounting fees due to new requirements by the SEC which now require a quarterly review, and an increase in the cost of professional services and travel costs associated with obtaining new customers. In prior years, the Company utilized outside sales representatives to obtain new customers on a commission basis. The Company now utilizes its own salesperson who is responsible for monitoring existing customers and locating new business opportunities.

       Interest income (net of interest expense) for the year ending
December 31, 2000 increased $75,237. The increase is the result of increased interest income from notes receivable from NHF.

       Related party services and sales commissions decreased from $1,966 in 1999 to $0 in 2000. The decrease was in sales volume from customers from outside sales representatives. As noted above, the Company now employs its own salesperson to serve this function.

YEAR ENDED DECEMBER 31, 1999 VS. YEAR ENDED DECEMBER 31, 1998
-------------------------------------------------------------

       Sales decreased by $12,040 from December 31, 1998 to December 31, 1999. The Company's net income before deduction of an extraordinary item relating to sale of equity investee increased by $351,937 over the prior year's net loss of $(20,098). Improved efficiency and cost reductions are the primary reasons along with interest income.

       Cost of sales as a percentage of sales was 89.1% for the year ending December 31, 1999 as compared to 91.9% for the year ending December 31, 1998. The major reasons for the decrease was increased efficiency in labor costs.

       Selling, general and administrative expenses decreased by $22,134 from 1998 to 1999.

       Interest income (net of interest expense) for the year ending December 31, 1999 increased by $52,201 from 1998. This increase is the result of the pay down of debt. The Company had very minor borrowings on its line of credit during 1999.

       Related party services and sales commissions decreased from $4,232 in 1998 to $1,966 in 1999. This decrease was in sales volume from customers from outside sales representatives.

EFFECTS OF CHANGES IN PRICES

       When possible, the Company attempts to adjust the selling prices of its services in response to increases or decreases in its costs of labor, raw materials and capital. However, the market served by the Company is highly competitive and that competition has limited the Company's abilities to decrease overall prices.

       During 2000, 1999 and 1998 there were no significant changes in prices, however the Company has been successful in lowering its overall labor costs.

       The Company has a commitment to purchase a dust collection system for its Fort Atkinson facility in the year 2001 with an estimated cost of between $200,000 and $500,000.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

       Information with respect to this item is contained in the financial statements appearing on Item 14 of this Report. Such information is incorporated herein by reference.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
            FINANCIAL DISCLOSURE
            --------------------

       None.

                                PART III

       The information required by Part III of Form 10-K is incorporated herein by reference to Registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held on June 20, 2001.

                                 PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)    (1). The following Financial Statements are filed as part of this Report:

                                                                     Page
                                                                     ----

       Independent Auditors' Report                                   F-1

       Consolidated Balance Sheets, December 31, 2000 and 1999        F-2

       Consolidated Statements of Income, Years ended
       December 31, 2000, 1999 and 1998                               F-3

       Consolidated Statements of Stockholders' Equity For the Years
       ended December 31, 2000, 1999 and 1998                         F-4

       Consolidated Statements of Cash Flows, Years ended
       December 31, 2000, 1999 and 1998                         F-5 - F-6

       Notes to Consolidated Financial Statements                     F-7


(a)    (3)  Exhibits:

       10.3 Merger Agreement between the Registrant and c-Spectra incorporated by reference to Form 8-K dated July 10, 2000.

(b)    Reports on Form 8-K:

       None

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                                ________

                          FINANCIAL STATEMENTS
                                   AND
                      INDEPENDENT AUDITORS' REPORT
                                ________

                            DECEMBER 31, 2000

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES


                              - CONTENTS -










                                                              PAGE NUMBER
                                                              -----------

Independent Auditors' Report                                       1


Financial Statements:

       Consolidated Balance Sheet                                  2

       Consolidated Statement of Income                            3

       Consolidated Statement of Changes in Stockholders' Equity   4

       Consolidated Statement of Cash Flows                      5 & 6

       Notes to Consolidated Financial Statements                7 - 20

                      Independent Auditors' Report
                      ----------------------------


To the Board of Directors
Margate Industries, Inc. and Subsidiaries
Yale, Michigan


We have audited the accompanying consolidated balance sheet of MARGATE INDUSTRIES, INC. AND SUBSIDIARIES as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MARGATE INDUSTRIES, INC. AND SUBSIDIARIES at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with generally accepted accounting principles.


PERRIN, FORDREE & COMPANY, P.C.

/s/ PERRIN, FORDREE & COMPANY, P.C.

Troy, Michigan
February 12, 2001

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET





                                 ASSETS
                                 ------

                                                                         DECEMBER 31,
                                                                 ----------------------------
                                                                    2000             1999
                                                                 -----------      -----------

CURRENT ASSETS:
  Cash and cash equivalents                                      $ 1,099,082      $ 1,620,120
  Accounts receivable:
    Trade (net of allowance for doubtful accounts
      of $81,000 in 2000 and $-0- in 1999                          1,898,943        1,068,827
    Other                                                            283,800          141,510
  Current portion of notes receivable                                509,132          428,305
  Inventories                                                         32,000           42,000
  Prepaid expenses and other                                          75,112           79,119
  Deferred tax assets                                                  8,000            6,800
                                                                 -----------      -----------
          Total current assets                                     3,906,069        3,386,681

PROPERTY, PLANT AND EQUIPMENT - At cost,
  net of accumulated depreciation and
  amortization of $2,333,824 and $1,998,414 at
  December 31, 2000 and 1999, respectively                         3,530,156        3,734,803

OTHER ASSETS:
  Long-term notes receivable                                         324,726          739,552
  Capitalized acquisition costs                                      149,911               -
  Deposits                                                            13,041           34,833
                                                                 -----------      -----------
                                                                     487,678          774,385




                                                                 -----------      -----------
                                                                 $ 7,923,903      $ 7,895,869
                                                                 ===========      ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

                                                                         DECEMBER 31,
                                                                 ----------------------------
                                                                    2000             1999
                                                                 -----------      -----------


CURRENT LIABILITIES:
  Line-of-credit                                                 $       -        $   217,000
  Current portion of long- term debt                                  43,720           42,009
  Current portion of capital lease obligations                         4,408           15,609
  Accounts payable:
    Trade                                                            280,672          269,383
    Other                                                             19,597           30,326
  Accrued expenses:
    Salaries and wages                                               106,941           91,042
    Payroll taxes                                                        -             43,535
    Income taxes                                                     259,300          153,000
    Other                                                             71,308           43,682
                                                                 -----------      -----------
          Total current liabilities                                  785,946          905,586

LONG-TERM DEBT                                                        80,771          124,489

CAPITAL LEASE OBLIGATIONS                                                -              9,492

DEFERRED TAX LIABILITIES                                            236,800           259,800

OTHER POSTRETIREMENT BENEFITS                                       542,992           493,282

STOCKHOLDERS' EQUITY:
  Common stock - $.015 par value:
    Authorized - 5,000,000 shares
    Issued and outstanding -
      1,879,542 and 1,597,542
      at December 31, 2000 and
      1999, respectively                                             28,193            23,959
  Paid-in for common stock in excess of
    par value                                                     7,942,716         7,523,674
  Accumulated deficit                                            (1,693,515)       (1,444,413)
                                                                -----------       -----------
                                                                  6,277,394         6,103,220
                                                                -----------       -----------

                                                                $ 7,923,903       $ 7,895,869
                                                                ===========       ===========

The accompanying notes are an integral part of the financial statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF INCOME
              YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                         2000           1999           1998
                                                       --------       --------       --------
NET SALES (Including related party sales and
  commissions of $-0-, $-0- and $1,889,000 in
  2000, 1999 and 1998, respectively)                  $10,757,042    $ 9,615,470    $ 9,627,510

COST OF SALES                                           8,959,043      8,568,312      8,851,386
                                                      -----------    -----------    -----------

GROSS PROFIT                                            1,797,999      1,047,158        776,124

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                              1,065,076        813,439        835,573

RELATED PARTY SERVICES AND SALES
  COMMISSIONS                                                 -            1,966          4,232
                                                      -----------    -----------    -----------

OPERATING INCOME (LOSS)                                   732,923        231,753        (63,681)

OTHER INCOME (EXPENSE):
 Dividend and interest income                             156,902        103,643         87,893
 Interest expense                                          (9,467)       (31,445)       (67,896)
 Loss on abandonment of leasehold improvements                -              -         (143,214)
 Other income                                             214,728        210,588        156,800
                                                      -----------    -----------    -----------
                                                          362,163        282,786         33,583
                                                      -----------    -----------    -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                   1,095,086        514,539        (30,098)

PROVISION (BENEFIT) FOR FEDERAL INCOME
  TAXES                                                   399,684        182,700        (10,000)
                                                      -----------    -----------    -----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                   695,402        331,839        (20,098)

EXTRAORDINARY ITEM - gain on sale of equity
  investee (net of applicable income taxes of $84,000)        -              -        1,991,214
                                                      -----------    -----------    -----------

NET INCOME                                            $   695,402    $   331,839    $ 1,971,116
                                                      ===========    ===========    ===========

BASIC EARNINGS (LOSS) PER SHARE:

  INCOME BEFORE EXTRAORDINARY ITEM                    $       .40    $       .22    $      (.01)

  EXTRAORDINARY ITEM                                          -              -             1.31
                                                      -----------    -----------    -----------

  NET INCOME                                          $       .40    $       .22    $      1.30
                                                      ===========    ===========    ===========

The accompanying notes are an integral part of the financial statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998




                               COMMON STOCK         PAID-IN FOR
                           --------------------     COMMON STOCK                    TOTAL
                           NUMBER OF                IN EXCESS OF   ACCUMULATED   STOCKHOLDERS'
                            SHARES      AMOUNT       PAR VALUE       DEFICIT        EQUITY
                           --------    --------     -----------     ---------      --------
Balance December 31,
  1997                    1,524,546   $  22,868    $7,410,725      $(3,622,126)   $3,811,467

Shares reacquired           (35,332)       (530)      (65,687)             -         (66,217)

Net income                      -           -             -          1,971,116     1,971,116
                         ----------   ---------    ----------      -----------    ----------
Balance - December 31,
  1998                    1,489,214      22,338     7,345,038       (1,651,010)    5,716,366

Shares issued to directors   25,000         375        44,125              -          44,500

Shares issued for services    6,000          90        10,425              -          10,515

Stock dividend - 5%          77,328       1,156       124,086         (125,242)          -

Net income                      -           -             -            331,839       331,839
                         ----------   ---------    ----------      -----------    ----------
Balance - December 31,
 1999                     1,597,542      23,959     7,523,674       (1,444,413)    6,103,220

Shares reacquired           (10,000)       (150)      (20,854)             -         (21,004)

Stock options exercised     280,000       4,204       420,752              -         424,956

Stock issued for services    12,000         180        19,144              -          19,324

Dividends paid                  -           -             -           (944,504)     (944,504)

Net income                      -           -             -            659,402       695,402
                         ----------   ---------    ----------      -----------    ----------
Balance - December 31,
 2000                     1,879,542   $  28,193    $7,942,716      $(1,693,515)   $6,277,394
                         ==========   =========    ==========      ===========    ==========

The accompanying notes are an integral part of the financial statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CASH FLOWS
              YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                         2000           1999           1998
                                                       --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                        $ 9,917,972    $ 9,489,334    $10,079,104
  Cash paid to suppliers and employees                 (9,521,359)    (8,758,215)    (9,526,810)
  Interest and dividends received                         169,312         98,404         79,322
  Interest paid                                           (10,467)       (32,104)       (67,896)
  Income taxes paid                                      (317,584)           -          (33,000)
                                                      -----------    -----------    -----------
          Net cash from operating activities              237,874        797,419        530,720

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equity investment                     -              -        1,475,214
  Proceeds from sale of equipment                          11,801            -              -
  Payments received on notes receivable                   333,999         80,714         69,230
  Deposits refunded                                        21,792          4,967         16,964
  Capitalized acquisition costs paid                     (149,911)           -              -
  Purchase of property, plant and equipment              (175,666)      (337,782)      (192,624)
                                                      -----------    -----------    -----------
          Net cash from (to) investing activities          42,015       (252,101)     1,368,784

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock                              (21,004)           -          (66,217)
  Issuance of common stock                                444,280            -              -
  Dividend payments                                      (944,504)           -              -
  Net repayments on line-of-credit                       (217,000)      (368,212)       (40,788)
  Principal payments under long-term
    obligations                                           (62,699)       (61,711)      (398,596)
                                                      -----------    -----------    -----------
          Net cash to financing activities               (800,927)      (429,923)      (505,601)
                                                      -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                 (521,038)       115,395      1,393,903

CASH AND CASH EQUIVALENTS:
  BALANCE - beginning of year                           1,620,120      1,504,725        110,822
                                                      -----------    -----------    -----------

  BALANCE - end of year                               $ 1,099,082    $ 1,620,120    $ 1,504,725
                                                      ===========    ===========    ===========

        SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS
        -----------------------------------------------------------------------

EQUIPMENT ACQUIRED UNDER CAPITAL
  LEASE OBLIGATION                                    $       -      $       -      $    25,913
                                                      ===========    ===========    ===========

NOTE RECEIVABLE ACQUIRED FROM SALE
  OF INVESTEE                                         $       -      $       -      $   600,000
                                                      ===========    ===========    ===========

ISSUANCE OF STOCK DIVIDEND                            $       -      $   124,816    $       -
                                                      ===========    ===========    ===========

The accompanying notes are an integral part of the financial statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
              YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


   RECONCILIATION OF NET INCOME TO NET CASH FROM OPERATING ACTIVITIES
   ------------------------------------------------------------------

                                                         2000           1999           1998
                                                       --------       --------       --------

NET INCOME                                            $   695,402    $   331,839    $ 1,971,116
  Adjustments to reconcile net income
    to net cash from operating
    activities:
      Depreciation and amortization                       374,904        366,881        350,399
      (Gain) loss on sale of property, plant
        and equipment                                      (6,392)           -          143,214
      Gain on sale of equity investee                         -              -       (2,075,214)
      Deferred income tax provision                       (24,200)         8,000         21,700
      Allowance for doubtful accounts                      81,000            -              -
      Stock issued for directors fees
        and services                                          -           55,015            -
  Changes in assets and liabilities which
    (increase) decrease cash flows:
      Accounts receivable                              (1,040,996)      (340,891)       294,794
      Inventories                                          10,000          1,000         (1,009)
      Prepaid expenses                                     (8,403)       (19,070)       (22,655)
      Accounts payable                                        559         87,404       (213,440)
      Accrued income tax                                  106,300        174,700         19,300
      Accrued expenses                                        (10)        91,334         10,296
      Accrued retiree health benefits                      49,710         41,207         32,219
                                                      -----------    -----------    -----------

NET CASH FROM OPERATING ACTIVITIES                    $   237,874    $   797,419    $   530,720
                                                      ===========    ===========    ===========



The accompanying notes are an integral part of the financial statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 2000




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

          INVENTORIES
          -----------

          Inventories, consisting primarily of grinding wheels, are stated at the lower of cost or market, determined by the first-in, first-out (FIFO) method

          PROPERTY, PLANT AND EQUIPMENT
          -----------------------------

          Property, plant and equipment are recorded at cost. Costs of maintenance and repairs that do not materially extend the life of the asset are charged to expense when incurred.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 2000



NOTE 1 -  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES -
          CONTINUED:

          PROPERTY, PLANT AND EQUIPMENT - CONTINUED
          -----------------------------------------

          Depreciation and amortization of plant and equipment is recorded using the straight-line method over the estimated useful lives of the assets. Depreciation and amortization expense totaled $374,904, $366,881 and $350,399 in 2000, 1999 and 1998,
          respectively. Estimated useful lives of assets in the various classes of property, plant and equipment are as follows:

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

          RECLASSIFICATIONS
          -----------------

          Certain amounts in 1998 and 1999 have been reclassified to conform with the 2000 financial statement presentation.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 2000



NOTE 2 -  RELATED PARTY TRANSACTIONS:

          The Company provides cleaning services to New Haven Foundry (NHF) for products manufactured by that company. Pursuant to the July
          1990 agreement for the sale of NHF common stock, the Company provided exclusive cleaning services on all castings produced by NHF.

          Pursuant to the sale of the Company's equity interest in NHF on March 24, 1998 a new cleaning contract superseded and replaced the 1990 casting cleaning agreement. This new agreement grants the Company the exclusive right to clean all production castings produced by NHF for a minimum period of seven years commencing March 24, 1998. In the event of the Management and Option Agreement, as described in Note 15, being extended beyond its six year term, the term of this agreement shall extend for one year beyond the termination date of the Management and Option Agreement. This contract may be terminated upon the exercise of NHF's option to purchase the Yale Industries, Inc. facility in accordance with the terms of the Management and Option Agreement. Additionally, this contract may be terminated in the event that the operations of the Yale facility are no longer being managed by the Operations Manager as noted in the Management and Option Agreement.

          The terms of the 1990 sale also provided for a commission contract between NHF and the Company. The Company received a minimum of $150,000 per year, plus 3% of actual sales in excess of $35,000,000 but less than $40,000,000, plus an additional 2% on the actual sales that exceeded $40,000,000. Pursuant to the sale of the Company's equity interest in NHF on March 24, 1998, a new service fee contract superseded and replaced the 1990 commission agreement. The Company will receive quarterly service fee payments of $140,000 beginning on April 1, 1998, until January 1, 2003, for a total of $2,800,000 from NHF. The
          Company earned commissions and service fees from NHF amounting to $560,000, $560,000 and $564,807 in 2000, 1999 and 1998, respectively

          Any unpaid balances of the aforementioned amounts are included on the accompanying balance sheet.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS-CONTINUED
                            DECEMBER 31, 2000



NOTE 3 -PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment are summarized as follows as of December 31:

                                                              2000                1999
                                                            --------            --------


          Building and improvements                        $1,780,495          $1,736,227
          Machinery and equipment                           3,818,412           3,732,444
          Automotive equipment                                121,532             123,649
          Furniture and fixtures                              143,541             140,897
                                                           ----------          ----------
               Total cost                                   5,863,980           5,733,217
          Less accumulated depreciation and
            amortization                                    2,333,824           1,998,414
                                                           ----------          ----------

                Net property, plant and
                 equipment                                 $3,530,156          $3,734,803
                                                           ==========          ==========



NOTE 4 -  NOTES RECEIVABLE:

          Notes receivable - consisted of the following at December 31:

                                                              2000                1999
                                                            --------            --------

          Wesley Industries, Inc. - collateralized note
          receivable, as a result of the sale of 45% of
          New Haven Foundry (refer to Note 15),
          non-interest bearing, due in monthly
          installments of $35,000 of principal payments
          through March 2003.  (Net of discount at
          an effective interest rate of 6.0%).             $  293,571          $  467,857

          NHF - unsecured note receivable, due in
          monthly installments of $32,250, including
          interest at 8%, through February 2002.              415,743             700,000

          Stockholders - unsecured notes receivable,
          due in quarterly installments of $3,000
          each including interest at 6%, through
          June 2007.                                          124,544                 -
                                                           ----------          ----------
                                                              833,858           1,167,857
          Less current portion                                509,132             428,305
                                                           ----------          ----------

                                                           $  324,726          $  739,552
                                                           ==========          ==========

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS-CONTINUED
                            DECEMBER 31, 2000





NOTE 5 -  LINE-OF-CREDIT:

          The Company maintains a bank line-of-credit of $1,300,000 for working capital requirements. The interest rate on this line is at 1/2% below the bank's prime rate, and was 9.0% and 8% at December 31, 2000 and 1999, respectively. The line-of-credit is secured by all accounts receivable, inventories and equipment of the Company. The Company had borrowings against the line of $ -0-and $217,000 at December 31, 2000 and 1999, respectively.
          The Company is required to maintain a working capital balance of at least $1,500,000 and maintain a ratio of its total liabilities to tangible net worth of at least .75 as covenants under this credit agreement. For the years ended December 31, 2000 and 1999 the Company was in compliance with its covenants.

          The Company also maintains a $350,000 equipment purchase line-of-credit. The interest rate is negotiated with each equipment purchase for a term up to 60 months. This line is secured by the same assets as the working capital line-of-credit.


NOTE 6 -  LONG-TERM DEBT:

          Long-term debt consists of the following at December 31:

                                                              2000                1999
                                                            --------            --------
          Note payable, due in monthly installments
          of $3,992, including interest at 4% through
          July 2003, collateralized by equipment.          $  124,491          $  166,498

          Less current portion                                 43,720              42,009
                                                           ----------          ----------

                                                           $   80,771          $  124,489
                                                           ==========          ==========

          Maturities of long term debt obligations are as follows:

          Year ending December 31:
            2001                                           $   43,720
            2002                                               45,501
            2003                                               35,270
                                                           ----------

                                                           $  124,491
                                                           ==========

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED

                            DECEMBER 31, 2000


NOTE 7 -  CAPITAL LEASES:

          The Company periodically acquires assets under capital lease obligations. The capitalized cost of assets acquired under capital lease obligations of $22,774 less accumulated amortization of $6,484 and $4,586 at December 31, 2000 and 1999, respectively, is included in machinery and equipment in the accompanying financial statements. Amortization of these assets is included in depreciation expense.

          The following is a schedule of future lease payments under capital leases:


          Year ending December 31 -
            2001                                           $    4,935

          Less amounts representing interest at 17.9%             527
                                                           ----------

          Present value of future minimum payments         $    4,408
                                                           ==========


NOTE 8 -  FAIR VALUES OF FINANCIAL INSTRUMENTS:

          The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are as follows at December 31, 2000 and 1999:

          The carrying values of cash and equivalents approximate fair values. The notes receivable to NHF bear interest at a rate that approximates prime and the notes receivable to Wesley Industries and stockholders are discounted at an imputed rate that approximates an interest rate between independent parties.
          Therefore, the carrying values of these notes approximate fair value.

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

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 2000


NOTE 9 -EARNINGS PER SHARE:

     In November 1998, the Company announced a reverse stock split, effectively reducing the number of shares outstanding by one-third and increasing the par value from $0.005 to $.015 per share of common stock. The weighted average number of shares, total shares outstanding and earnings per share have been adjusted for 1998. Earnings per share (EPS) for the years ended December 31, 2000, 1999 and 1998 are computed as follows:

                                                                                    PER-SHARE
                                                       INCOME         SHARES         AMOUNT
                                                       ------         ------         ------

          December 31, 1998 -

          Income from continuing operations
           before extraordinary items                 $  (20,098)    1,514,342      $     (.01)
                                                      ==========     =========      ==========

          December 31, 1999 -

          Income from continuing
           operations                                 $  331,839     1,512,670      $      .22
                                                      ==========     =========      ==========

          December 31, 2000 -

          Income from continuing
           operations                                 $  695,402     1,758,316      $      .40
                                                      ==========     =========      ==========

          For the years ended December 31, 1999 and 1998, options on 280,000 and 66,666 shares of common stock, respectively, were not included in computing diluted EPS because their effects were antidilutive.


NOTE 10 - INCOME TAXES:

          As of December 31, 2000 and 1999, the components of deferred income taxes consisted of the following:

                                                              2000                1999
                                                            --------            --------


          Current deferred taxes:
            Gross assets                                   $  14,100           $  13,800
            Gross liabilities                                 (6,100)             (7,000)
                                                           ---------           ---------

               Net current deferred tax assets                 8,000               6,800

          Noncurrent deferred taxes:
            Gross assets                                     210,100             167,700
            Gross liabilities                               (446,900)           (427,500)
                                                           ---------           ---------

               Net noncurrent deferred tax liabilities      (236,800)           (259,800)
                                                           ---------           ---------

          Total deferred tax liabilities                   $(228,800)          $(253,000)
                                                           =========           ==========

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 2000




NOTE 10 - INCOME TAXES - CONTINUED:

          Deferred income taxes, included in the accompanying balance sheet, result from temporary differences related to the following items which are treated differently for financial reporting and tax reporting purposes.

                                                              2000                1999
                                                            --------            --------

          Depreciation and amortization                    $(438,700)          $(411,800)
          Installment gain on the sale of NHF                (14,300)            (22,700)
          Other postretirement benefits                      184,600             167,700
          Allowance for doubtful accounts                     25,500                 -
          Accrued vacation                                    14,100              13,800
                                                           ---------           ---------

               Total                                       $(228,800)          $(253,000)
                                                           =========           =========

          The components of the provision for income taxes are as follows for the years ended December 31:

                                            2000         1999         1998
                                           ------       ------       ------


          Current tax expense             $ 423,900    $ 203,600    $  68,500
          Deferred tax expense              (24,200)       8,000       21,700
          Capital and operating loss
            carryforwards                       -        (28,900)     (16,200)
                                          ---------    ---------    ---------

          Provision for income taxes      $ 399,700    $ 182,700    $  74,000
                                          =========    =========    =========

          A reconciliation of the statutory tax rate to the effective tax rates recorded as follows:

                                                2000         1999        1998
                                               ------       ------      ------

         Statutory rate                         34%          34%          34%
         Recognition of capital and
            operating loss carryforward          -           (4)         (30)
         Penalties                               1            3
         Other                                   1            3            -
                                              -----        -----        -----

         Effective rate                         36%          36%           4%
                                              =====        =====        =====

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 2000



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
                                                                 ========

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 2000







NOTE 11 - STOCK OPTIONS - CONTINUED:


                                   2000                     1999                    1998
                            -------------------      --------------------    --------------------
                                       EXERCISE                  EXERCISE                EXERCISE
                            NUMBER      PRICE        NUMBER       PRICE      NUMBER       PRICE
                            ------     -------       ------      -------     ------      -------
Stock options outstanding
  at the beginning of the
  year                      280,000    $ 1.625           -       $   -        66,666     $  6.00

Stock options granted           -          -         280,000       1.625         -           -

Stock options exercised    (280,000)     1.625           -           -           -           -

Stock options canceled          -          -             -           -       (66,666)        -
                           --------   --------      --------     -------    --------    --------

Stock options outstanding
  at the end of the year        -     $    -        280,000      $ 1.625         -      $    -
                           ========   ========     ========      =======    ========    ========


Weighted average fair value
  of options granted                                             $   .50
                                                                 =======

At December 31, 2000, there were no outstanding stock options.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 2000



NOTE 12 - LEASE COMMITMENTS:

          The Company leases the building for the Fort Atkinson subsidiary under an operating lease agreement that expires in December, 2005. This lease requires the Company to pay all maintenance and insurance expenses. The Company also leases certain vehicles under two or three year agreements.

          Minimum payments under these leases are as follows:

          Year ending December 31:
               2001                                              $182,722
               2002                                               163,075
               2003                                               155,096
               2004                                               153,750
               2005                                               153,750
                                                                 --------

                                                                 $808,393
                                                                 ========

          Rental expense in 2000, 1999 and 1998, was approximately $177,064, $170,328 and $257,800, respectively.


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

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 2000


NOTE 13 - OTHER POSTRETIREMENT BENEFITS - CONTINUED:

          The following table sets forth the Plan's funded status as of December 31, 2000 and 1999:

                                                              2000                1999
                                                            --------            --------
          Accumulated postretirement benefit
            obligation:
              Fully-eligible active Plan
                participants                               $ 181,010           $ 172,981
              Other active Plan participants                 278,040             208,071
                                                           ---------           ---------

          Accrued postretirement benefit
            obligation in excess of Plan assets              459,050             381,052
          Unrecognized net gain (loss)                        (8,912)             13,914
          Unrecognized prior service costs
            from Plan amendment                               92,854              98,316
                                                           ---------           ---------

          Accrued postretirement benefit cost              $ 542,992           $ 493,282
                                                           =========           =========

          The Company's postretirement healthcare and life insurance plan is unfunded as the Company provides benefits on a pay as incurred basis. There were no cash benefits paid under this Plan for 2000 or 1999.

          Net periodic postretirement benefit costs included the following components for the years ended December 31, 2000 and 1999:

                                                              2000                1999
                                                            --------            --------

          Service cost - benefits earned                   $  28,697           $  24,724
          Interest cost                                       26,463              21,931
          Amortization of net gain (loss)                         12                  14
          Amortization of prior service costs                 (5,462)             (5,462)
                                                           ---------           ---------
          Net periodic other postretirement
            benefit cost                                   $  49,710           $  41,207
                                                           =========           =========

          For measurement purposes, a 6.25% and 6.60% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2000 and 1999, respectively. The rate was assumed to drop to 5.25% by 2007 and remain at that level thereafter.
          The healthcare cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed healthcare cost trend rate by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 2000 and 1999 by $112,185 and $91,148, respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the years then ended by $15,500 and $13,421, respectively.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 2000


NOTE 13 - OTHER POSTRETIREMENT BENEFITS - CONTINUED:

          The discount rate used in determining the accumulated postretirement benefit obligation was 6.5% as of December 31, 2000 and 1999.


NOTE 14 - EMPLOYEE BENEFIT PLANS:

          The Company maintains a 401(k) plan covering all employees that satisfy the Plan's eligibility requirements. The Company is required to match 25% (maximum 2%) of each employee's contribution, not to exceed 8% of the participant's compensation. The employer's contribution, including administrative expenses, for the years ended December 31, 2000, 1999 and 1998 was $32,938, $29,543 and $17,055, respectively.

          The Company also maintains a Defined Contribution Plan covering substantially all employees that satisfy the Plan's eligibility requirements. Under the provisions of the Plan, Margate is required to make an annual contribution of 5% of each participant's eligible compensation. Plan contributions for the years ended December 31, 2000, 1999 and 1998, were $65,154, $49,867, and $28,522, respectively.


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

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 2000



NOTE 16 - CONCENTRATIONS OF CREDIT RISK:

          The Company has cash deposits in financial institutions in excess of the amount insured by agencies of the federal government in the
          approximate amounts  of  $1,033,174  and  $1,466,000  for   the
          years ended December 31, 2000 and 1999 respectively.

          The Company performs grinding and blasting services in the states of Michigan and Wisconsin. Credit is granted to certain customers, which is made up of entirely commercial establishments. The Company performs periodic credit evaluations of customers' financial condition and generally does not require collateral. Amounts due from one customer represented approximately 67% and 49% of trade accounts receivable as of December 31, 2000 and 1999, respectively. Also, sales to this customer represented 48%, 61% and 72% of total Company revenues for the years ended December 31, 2000, 1999 and 1998, respectively. Sales to three other major customers represented 44% and 17% of total Company revenues for the years ended December 31, 2000 and 1999, respectively.


NOTE 17 - COMMITMENTS:

          The Company has a commitment to purchase a dust collection system for its Fort Atkinson facility in the year 2001, with an estimated cost between $200,000 and $500,000.


NOTE 18 - ACQUISITION:

          In March 2000, the Company initiated a merger with C-Spectra, Inc., a telecommunications company based in New York. The
          Company is currently in the process of negotiating the terms of the merger, which will be subject to stockholder approval. Costs of $149,911 have been capitalized for professional services incurred in association with this transaction, which will be amortized over a period of 60 months upon completion of the merger.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MARGATE INDUSTRIES, INC.



Dated: March 28, 2001                   By: /s/ William H. Hopton
                                           -----------------------------
                                             William H. Hopton


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                     Title                        Date
     ---------                     -----                        ----



/s/ Frederick G. Schriever     Director                     March 28, 2001
----------------------------
Frederick G. Schriever



/s/ Delbert W. Mullens         Director                     March 28, 2001
----------------------------
Delbert W. Mullens



/s/ William H. Hopton          President, Chief Financial   March 28, 2001
----------------------------   Officer, Treasurer and Director
William H. Hopton



/s/ David A. Widlak            Secretary and Director       March 28, 2001
----------------------------
David A. Widlak



/s/ Denis R. LeDuc             Treasurer and Director       March 28, 2001
----------------------------
Dennis R. LeDuc