Form 10-Q
period 2001-03-31
MARGATE INDUSTRIES INC
filed 2001-05-10
CIK 761198

FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended     March 31, 2001
                                          -------------------------


                                   OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _______________ to _______________


                     Commission File Number 0-13817


                        MARGATE INDUSTRIES, INC.
                        ------------------------
         (Exact name of registrant as specified in its charter)


          Delaware                               84-8963939
          --------                               ----------
(State or other jurisdiction         (I.R.S. Employer Identification No.)
of incorporation or organization)


129 N. Main Street      Yale, Michigan                           48097
--------------------------------------                           -----
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

As of March 31, 2001, the Company had 1,879,542 shares of its $.015 Par Value Common Stock outstanding.

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


          Consolidated Income Statement. . . . . . . . . . . . . . . . .5


          Consolidated Statements of Changes in
            Stockholders' Equity . . . . . . . . . . . . . . . . . . . .6


          Consolidated Statements of Cash Flows. . . . . . . . . . . . .7


          Notes to Consolidated Financial
            Statements . . . . . . . . . . . . . . . . . . . . . . 8 - 10


Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . . . 11


PART II:  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . 13
-------   -----------------

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS


                                                                MARCH 31, 2001  DECEMBER 31, 2000
                                                                --------------  -----------------
ASSETS                                                           (UNAUDITED)
------
CURRENT ASSETS

     Cash and cash equivalents                                   $    749,472     $  1,099,082
     Accounts receivable:
         Trade net of allowance for doubtful accounts
            of $81,000                                              2,356,614        2,182,743
     Current portion of notes receivable                              557,534          509,132
     Inventories                                                       32,000           32,000
     Prepaid expenses and other                                        55,623           75,112
     Deferred tax assets                                                8,000            8,000
                                                                 ------------     ------------
               Total Current Assets                                 3,759,243        3,906,069

PROPERTY, PLANT AND EQUIPMENT - At cost,
     net of accumulated depreciation and amortization
     of $2,431,969 and $2,333,824 at March 31, 2001
     and December 31, 2000, respectively                            3,432,011        3,530,156

OTHER ASSETS:
     Long-term notes receivable                                       238,539          324,726
     Capitalized acquisition costs                                    157,418          149,911
     Deposits                                                          13,041           13,041
                                                                 ------------     ------------
                                                                      408,998          487,678


               Total Assets                                      $  7,600,252     $  7,923,903
                                                                 ============     ============


See Notes to Consolidated Financial Statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS (Continued)


                                                                MARCH 31, 2001  DECEMBER 31, 2000
                                                                --------------  -----------------
                                                                 (UNAUDITED)

LIABILITIES & STOCKHOLDER'S EQUITY
----------------------------------

CURRENT LIABILITIES

     Current portion of long-term debt                           $     44,158     $     43,720
     Current portion of capital lease obligations                       5,070            4,408
     Accounts payable:
        Trade                                                         186,183          280,672
        Other                                                          16,721           19,597
     Accrued expenses:
        Salaries & wages                                               71,977          106,941
        Income taxes                                                    5,300          259,300
        Other                                                          66,362           71,308
                                                                 ------------     ------------
               Total Current Liabilities                              395,771          785,946

LONG-TERM DEBT                                                         69,566           80,771
DEFERRED TAX LIABILITIES                                              236,800          236,800
OTHER POSTRETIREMENT BENEFITS                                         581,992          542,992

STOCKHOLDERS' EQUITY:
     Common stock - $.015 par value
          Authorized - 5,000,000
          Issued and outstanding -
             1,879,542 at March 31, 2001
             and December 31, 2000                                     28,193           28,193
     Paid- in for common stock in excess of par value               7,942,716        7,942,716
     Accumulated deficit                                           (1,654,786)      (1,693,515)
                                                                 ------------     ------------
               Total Stockholders' Equity                           6,316,123        6,277,394

               Total Liabilities and Stockholders' Equity        $  7,600,252     $  7,923,903
                                                                 ============     ============

See Notes to Consolidated Financial Statements

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED INCOME STATEMENTS
                               (UNAUDITED)


                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                    2001             2000
                                                                 -----------      -----------

NET SALES                                                        $  2,111,090     $  2,467,217

COST OF SALES                                                       1,912,404        1,972,200
                                                                 ------------     ------------

GROSS PROFIT                                                          198,686          495,017

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                                          241,261          245,195
                                                                 ------------     ------------


OPERATING INCOME (LOSS)                                               (42,575)         249,822

OTHER INCOME (EXPENSE):
  Dividend and interest income                                         24,465           37,977
  Interest expense                                                     (1,491)          (3,399)
  Other Income                                                         79,330           48,823
                                                                 ------------     ------------
                                                                      102,304           83,401

INCOME FROM CONTINUING OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES                                           59,729          333,223

PROVISION FOR FEDERAL INCOME TAXES                                     21,000          115,000

NET INCOME                                                       $     38,729     $    218,223
                                                                 ============     ============

BASIC EARNINGS PER COMMON SHARE                                  $      0.021     $      0.137

WEIGHTED AVERAGE SHARES
     OUTSTANDING                                                    1,879,542        1,595,445


See Notes to Consolidated Financial Statements

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               (UNAUDITED)

                                     THREE MONTHS ENDED MARCH 31, 2001
                                 Common Stock        Paid in for
                               ----------------      Common Stock
                              Number                 In Excess of   Accumulated   Stockholders'
                            Of Shares     Amount      Par Value       Deficit        Equity
                            ---------     ------      ---------       -------        ------

Balance - January 1, 2001   1,879,542   $   28,193   $ 7,942,716    $(1,693,515)   $ 6,277,394



Net income                          -            -             -         38,729         38,729
                           ----------   ----------   -----------    -----------    -----------

Balance - March 31, 2001    1,879,542   $   28,193   $ 7,942,716    $(1,654,786)   $ 6,316,123
                           ==========   ==========   ===========    ===========    ===========



                                     THREE MONTHS ENDED MARCH 31, 2000
                                 Common Stock        Paid in for
                               ----------------      Common Stock
                              Number                 In Excess of   Accumulated   Stockholders'
                            Of Shares     Amount      Par Value       Deficit        Equity
                            ---------     ------      ---------       -------        ------

Balance - January 1, 2000   1,597,280   $   23,955   $ 7,523,252    $(1,443,987)   $ 6,103,220


Stock Issued                    4,500           68         8,276                         8,344

Stock Reacquired              (10,000)        (150)      (20,854)                      (21,004)

Net income                          -            -             -        218,223        218,223
                           ----------   ----------   -----------    -----------    -----------

Balance - March 31, 2000    1,591,780   $   23,873   $ 7,510,674    $(1,225,764)   $ 6,308,783
                           ==========   ==========   ===========    ===========    ===========

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                    2001             2000
                                                                 -----------      -----------

INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS:

OPERATING ACTIVITIES                                             $   (377,290)    $     93,482


INVESTING ACTIVITIES:

     Purchase of plant and equipment                                        -          (33,794)
     Collections from notes receivables - Net                          37,785          (17,726)
                                                                 ------------     ------------

Net cash provided by (used in) investing activities                    37,785          (51,520)

FINANCING ACTIVITIES:

     Repayments - line of credit (net)                                      -         (100,000)
     Proceeds from issuance of common stock                                 -            8,344
     Repurchase of common stock                                             -          (21,004)
     Principal payments under long-term obligations                   (10,105)         (10,628)
                                                                 ------------     ------------

Net cash used in financing activities                                 (10,105)        (123,288)

NET DECREASE IN CASH AND
     CASH EQUIVALENTS                                                (349,610)         (81,326)

CASH AND CASH EQUIVALENTS - Beginning                               1,099,082        1,620,120
                                                                 ------------     ------------

CASH AND CASH EQUIVALENTS - Ending                               $    749,472     $  1,538,794
                                                                 ============     ============


See Notes to Consolidated Financial Statements

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES
          The consolidated Balance Sheet as of March 31, 2001 and the related Consolidated Statements of Income, Changes in Stockholders' Equity, and Cash Flows for the three months ended March 31, 2001 and 2000 are unaudited. In the opinion of management, all adjustments consisting of solely recurring adjustments necessary for a fair presentation of such interim financial statements have been included. The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the whole year.

          The notes to the financial statements are presented as permitted by Form 10-Q and do not contain certain information included in the Company's annual financial statements.

          Certain amounts in 2000 have been reclassified to conform with the 2001 financial statement presentation.

NOTE 2 -  DIVIDENDS
          On July 11, 2000, the Company announced a special cash dividend of $0.50 per share on all outstanding shares of common stock for those shareholders of record on July 24, 2000. The dividend was paid on August 25, 2000.

NOTE 3 -  STATEMENTS OF CASH FLOWS
          A reconciliation of net income to net cash flows provided by operating activities is as follows:

                                                                      March 31,
                                                                    (Unaudited)
                                                              2001                2000
                                                              ----                ----

          Net income                                       $     38,729        $    218,223
          Adjustments to reconcile net income to
            net cash from operating activities:
              Depreciation and amortization                     104,145              95,145
              Changes in assets and liabilities:
                Accounts receivable                            (173,871)            (97,309)
                Inventories                                           -              10,000
                Prepaid expenses and other                        5,982              (4,008)
                Accounts payable                                (97,365)            (44,379)
                Accrued salaries and wages                      (34,964)            (26,176)
                Accrued federal income tax                     (254,000)            (80,000)
                Other Accrued liabilities                        (4,946)             21,986
                Other postretirement benefits                    39,000                   -
                                                           ------------        ------------

          Net cash provided by (used in)
            operating activities                           $   (377,290)       $     93,482
                                                           ============        ============

NOTE 4 -  NOTES PAYABLE
          Notes payable consist of the following at March 31, 2001:


          Note payable Ft. Atkinson, due in monthly
          installments of $3,992, including interest
          at 4% through July 2003                                 113,724


          Capital lease - Ft. Atkinson - due in monthly
          installments of $705 including interest at
          17.9% through July 2001.                                  5,070
                                                             ------------

          Total Notes Payable                                     118,794

          Less current portion                                     49,228
                                                             ------------
                                                             $     69,566


          Maturities of notes payable obligations are as follows:


          Year ending March 31:
                                                             $     49,228
                         2002                                      45,958
                         2003                                      23,608
                         2004                                ------------
                                                             $    118,794
                                                             ============


          The Company maintains a bank line-of credit of $1,300,000 for working capital requirements. The applicable interest rate is at 1/2% below the prime lending rate, currently 8.0% at March 31, 2001. The line-of-credit is secured by all accounts receivable, inventories and equipment of the Company. The Company had no borrowings against the line as of March 31, 2001.

NOTE 5 -  NOTES RECEIVABLE

          Notes receivable consist of the following at March 31, 2001:

          Wesley Industries Inc.- collateralized note
          receivable due in quarterly payments of $35,000
          commencing June 1, 1998 including imputed
          interest at 6%, with a final payment of the
          remaining outstanding principal and imputed
          interest balance on March 1, 2003                  $    293,572

          NHF - unsecured note receivable, due in monthly
          installments of $32,250 including interest at
          8% through February 2002.                          $    386,264

          Officers - Unsecured notes receivable, due in
          quarterly payments of $ 3,000 commencing
          September 30, 2000 including imputed interest
          at 6%, through 2007                                $    116,237
                                                             ------------
                                                             $    796,073


          Less current portion                               $    557,534
                                                             ------------

                                                             $    238,539
                                                             ============


          Maturities of notes receivable are as follows:


          Year ending March 31:

                         2002                                $    557,534
                         2003                                     153,415
                         2004                                      19,298
                         2005                                      20,488
                         2006                                      21,752
                         2007                                      23,586
                                                             ------------

                                                             $    796,073
                                                             ============

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying consolidated financial statements for the three (3) months ended March 31, 2001.

FORWARD-LOOKING STATEMENTS MAY NOT PROVE ACCURATE
-------------------------------------------------

     When used in this Form 10-Q, the words "anticipate", "estimate", "expect", "project", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that the Company's projected sales, revenues and contract negotiations are not realized. Should one or more of these uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

LIQUIDITY & CAPITAL RESOURCES
-----------------------------

     The Company has a consolidated line of credit of $1,300,000 with monthly interest payments at 1/2 below the prime rate with the Bank One. The line is collateralized by substantially all assets. There were no borrowings as of March 31, 2001.

RESULTS OF OPERATIONS
---------------------

     The Company is reporting year-to-date pre-tax profit on operations of $59,729 for the three months ended March 31, 2001 as compared to a profit of $333,223 for the same period in 2000. Net sales for the period ended March 31, 2001 were approximately $2,111,090; which represents a decrease of 14.4% from 2000 sales through March 31, 2000 of $2,467,217.

     The cost of sales for the three months ended March 31, 2001 as a percentage of sales was 90.6% as compared to 79.9% for the same period in 2000. The major reason for the increase was the decrease in sales of 14.4%.

     Selling, General & Administrative Expenses for the three months ended March 31, 2001 as a percentage of sales was 11.4% as compared to 9.9% for the same period in 2000. Basically the Company's SG&A are fixed. For the three (3) month period ended 3/31/2001 the cost was $241,261 compared to $245,195 for the same period ended 3/31/2000.

RECENT DEVELOPMENTS
-------------------

     On April 10th and April 12th 2001, the Company received payment from Wesley Industries, Inc. ("Wesley") for all of the past due amounts on the quarterly payments with interest at 18%. The Company also received payments for another note which became past due and all past due accounts receivables over 45 days. The total cash received was approximately $900,000. The cleaning contract with New Haven Foundry, Inc., a subsidiary of Wesley, was revised with payments beginning April 1, 2002 through January 1, 2005. The cleaning contract was extended one year after the last payment in 2005 in consideration of restructuring the payments. No default currently exists with Wesley or NHF.

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

          None

Item 5.   Other Information
          -----------------

          None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a) The following exhibits required by Item 601 of Regulation S-B are filed herewith:

               Exhibit No.    Description
               -----------    ------------

                  None

          (b)  No Reports on Form 8-K were filed during the quarter.

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

Date:     May 8, 2001