Form 10-Q
period 2001-06-30
MARGATE INDUSTRIES INC
filed 2001-08-07
CIK 761198

FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended    June 30, 2001
                                           ---------------------

                                   OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ------------------


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

As of June 30, 2001, the Company had 1,879,542 shares of its $.015 Par Value Common Stock outstanding.

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


          Consolidated Balance Sheets. . . . . . . . . . . . . . . . .3-4


          Consolidated Income Statement. . . . . . . . . . . . . . . . .5


          Consolidated Statements of Changes in
            Stockholders' Equity . . . . . . . . . . . . . . . . . . . .6


          Consolidated Statements of Cash Flows. . . . . . . . . . . . .7


          Notes to Consolidated Financial
            Statements . . . . . . . . . . . . . . . . . . . . . . 8 - 11


Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . .12 - 14


PART II:  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . 15
-------   -----------------

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS



                                                               JUNE 30, 2001    DECEMBER 31, 2000
                                                               -------------    -----------------
ASSETS                                                          (UNAUDITED)
------
CURRENT ASSETS

  Cash and cash equivalents                                      $  1,759,805     $  1,099,082
  Accounts receivable:
    Trade (net of allowance for doubtful accounts
     of $81,000).                                                   1,155,087        2,182,743
  Current portion of notes receivable (Note 5)                        373,910          509,132
  Inventories                                                          32,000           32,000
  Prepaid expenses and other                                           13,818           75,112
  Prepaid federal income taxes                                         23,700                -
  Deferred tax asset                                                    8,000            8,000
                                                                 ------------     ------------
        Total Current Assets                                        3,366,320        3,906,069

PROPERTY, PLANT AND EQUIPMENT - At cost,
  net of accumulated depreciation and amortization
  of $2,530,114 and $2,333,824 at June 30, 2001
  and December 31, 2000, respectively                               3,333,866        3,530,156

OTHER ASSETS:
  Deferred Service Fees (Note 6)                                      559,000                -
  Long-term notes receivable                                          200,910          324,726
  Capitalized acquisition costs                                       160,654          149,911
  Deposits                                                                  -           13,041
                                                                 ------------     ------------
                                                                      920,564          487,678


        Total Assets                                             $  7,620,750     $  7,923,903
                                                                 ============     ============



See Notes to Consolidated Financial Statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS (Continued)


                                                               JUNE 30, 2001    DECEMBER 31, 2000
                                                               -------------    -----------------
                                                                (UNAUDITED)
LIABILITIES & STOCKHOLDER'S EQUITY
----------------------------------

CURRENT LIABILITIES

  Current portion of long-term debt (Note 4)                     $     44,601     $     43,720
  Current portion of capital lease obligations                          3,154            4,408
  Accounts payable:
    Trade                                                             210,556          280,672
    Other                                                                   -           19,597
    Accrued expenses:
      Salaries & wages                                                 84,225          106,941
      Income taxes                                                          -          259,300
      Other                                                           106,341           71,308
                                                                 ------------     ------------

        Total Current Liabilities                                     448,877          785,946

LONG-TERM DEBT                                                         58,248           80,771
DEFERRED TAX LIABILITIES                                              236,800          236,800
OTHER POSTRETIREMENT BENEFITS                                         572,992          542,992

STOCKHOLDERS' EQUITY:
  Common stock - $.015 par value
    Authorized - 5,000,000
    Issued and outstanding -
      1,879,542 at June 30, 2001
      and December 31, 2000                                            28,193           28,193
    Paid- in for common stock in excess of par value                7,942,716        7,942,716
    Accumulated deficit                                            (1,667,076)      (1,693,515)
                                                                 ------------     ------------
        Total Stockholders' Equity                                  6,303,833        6,277,394

        Total Liabilities and Stockholders' Equity               $  7,620,750     $  7,923,903
                                                                 ============     ============


See Notes to Consolidated Financial Statements

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED INCOME STATEMENTS
                               (unaudited)



                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                           JUNE 30,                     JUNE 30,
                                      2001          2000          2001          2000
                                      ----          ----          ----          ----
NET SALES                          $ 1,762,676   $ 3,230,379   $ 3,873,766   $ 5,697,596

COST OF SALES                        1,638,290     2,489,845     3,550,694     4,489,045
                                   -----------   -----------   -----------   -----------

GROSS PROFIT                           124,386       740,534       323,072     1,208,551

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES              245,581       287,009       486,842       505,204
                                   -----------   -----------   -----------   -----------


OPERATING INCOME (LOSS)               (121,195)      453,525      (163,770)      703,347

OTHER INCOME (EXPENSE):
  Dividend and interest income          39,997        46,040        64,462        84,017
  Interest expense                      (1,275)       (4,756)       (2,766)       (8,155)
  Other                                 62,183      (139,758)      141,513       (90,935)
                                   -----------   -----------   -----------   -----------
                                       100,905       (98,474)      203,209       (15,073)

INCOME FROM CONTINUING
  OPERATIONS BEFORE PROVISION
  FOR INCOME TAXES                     (20,290)      355,051        39,439       688,274

PROVISION FOR FEDERAL INCOME TAXES      (8,000)      137,000        13,000       252,000

NET INCOME (LOSS)                  $   (12,290)  $   218,051   $    26,439   $   436,274
                                   ===========   ===========   ===========   ===========

BASIC EARNINGS PER COMMON
  SHARE (LOSS)                         ($0.007)       $0.137        $0.014        $0.273

WEIGHTED AVERAGE SHARES
  OUTSTANDING                        1,879,542     1,595,042     1,879,542     1,595,243


See Notes to Consolidated Financial Statements

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               (unaudited)

                                             SIX MONTHS ENDED JUNE 30, 2001
                                 Common Stock        Paid In For
                               ----------------      Common Stock
                              Number                 In Excess Of   Accumulated   Stockholders'
                            Of Shares     Amount      Par Value       Deficit        Equity
                            ---------     ------      ---------       -------        ------

Balance - January 1, 2001   1,879,542   $   28,193   $ 7,942,716    $(1,693,515)   $ 6,277,394



Net income                          -            -             -         26,439         26,439
                           ----------   ----------   -----------    -----------    -----------

Balance - June 30, 2001     1,879,542   $   28,193   $ 7,942,716    $(1,667,076)   $ 6,303,833
                           ==========   ==========   ===========    ===========    ===========



                                             SIX MONTHS ENDED JUNE 30, 2000
                                 Common Stock        Paid In For
                               ----------------      Common Stock
                              Number                 In Excess Of   Accumulated   Stockholders'
                            Of Shares     Amount      Par Value       Deficit        Equity
                            ---------     ------      ---------       -------        ------

Balance - January 1, 2000   1,597,280   $   23,955   $ 7,523,252    $(1,443,987)   $ 6,103,220

Stock Dividend                    262            4           422           (426)             -

Stock Issued                    9,000          139        24,563                        24,702

Stock Reacquired              (10,000)        (150)      (20,854)                      (21,004)

Net income                          -            -             -        436,274        436,274
                           ----------   ----------   -----------    -----------    -----------

Balance - June 30, 2000     1,596,542   $   23,948   $ 7,527,383    $(1,008,139)   $ 6,543,192
                           ==========   ==========   ===========    ===========    ===========

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (unaudited)


                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                    2001             2000
                                                                    ----             ----

INCREASE IN CASH AND CASH EQUIVALENTS:

OPERATING ACTIVITIES                                             $   447,324      $   576,207

INVESTING ACTIVITIES:

  Capital Acquisition Costs                                          (22,743)               -
  Purchase of plant and equipment                                          -          (94,448)
  Proceeds from sale of equipment                                          -            7,800
  Collections from notes receivables - Net                           259,038          118,233
                                                                 -----------      -----------
Net cash provided by investing activities                            236,295           31,585

FINANCING ACTIVITIES:

  Repayments - line of credit (net)                                        -         (217,000)
  Proceeds from issuance of common stock                                   -           24,702
  Repurchase of common stock                                               -          (21,004)
  Principal payments under long-term obligations                     (22,896)         (38,056)
                                                                 -----------      -----------

Net cash used in financing activities                                (22,896)        (251,358)

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                                   660,723          356,434

CASH AND CASH EQUIVALENTS - Beginning                              1,099,082        1,620,120
                                                                 -----------      -----------

CASH AND CASH EQUIVALENTS - Ending                               $ 1,759,805      $ 1,976,554
                                                                 ===========      ===========

See Notes to Consolidated Financial Statements

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES

          The consolidated Balance Sheet as of June 30, 2001 and the related Consolidated Statements of Income, Changes in Stockholders' Equity, and Cash Flows for the six months ended June 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments consisting of solely recurring adjustments necessary for a fair presentation of such interim financial statements have been included. The results of operations for the six months ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the whole year.


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

NOTE 3 -  STATEMENTS OF CASH FLOWS

          A reconciliation of net income to net cash flows provided by operating activities is as follows:

                                                              SIX MONTHS ENDED JUNE 30,
                                                                    (UNAUDITED)
                                                              2001                2000
                                                              ----                ----
          Net income                                       $    26,439         $   436,274
          Adjustments to reconcile net income to
            net cash from operating activities:
              Depreciation and amortization                    208,290             193,290
              Gain on sale of assets                               -                (4,620)
              Changes in assets and liabilities:
                Accounts receivable                          1,027,656            (442,669)
                Deferred Service Fees                         (559,000)                -
                Inventories                                        -                10,000
                Prepaid expenses and other                      61,294              54,333
                Prepaid federal income taxes                   (23,700)                -
                Deposits                                        13,041                 -
                Accounts payable                               (89,713)            (24,268)
                Accrued salaries and wages                     (22,716)            169,082
                Accrued federal income tax                    (259,300)             11,128
                Other postretirement benefits                   30,000              15,000
                Other Accrued liabilities                       35,033             158,657
                                                           -----------         -----------

              Net cash provided by operating activities    $   447,324         $   576,207

NOTE 4 -  NOTES PAYABLE

          Notes payable consist of the following at June 30, 2001:

          Note payable Ft. Atkinson, due in monthly
          installments of $3,992, including interest
          at 4% through July 2003                                 102,849


          Capital lease - Ft. Atkinson - due in
          monthly installments of $705 including
          interest at 17.9% through July 2001.                      3,154
                                                              -----------


          Total Notes Payable                                     106,003

          Less current portion                                     47,755
                                                              -----------
                                                              $    58,248

          Maturities of notes payable obligations are as follows:

          Year ending June 30:

              2002                                            $    47,755
              2003                                                 46,419
              2004                                                 11,829
                                                              -----------
                                                              $   106,003
                                                              ===========


          The Company maintains a bank line-of credit of $1,300,000 for working capital requirements. The applicable interest rate is at 1/2% below the prime lending rate, currently 6.75% at June 30, 2001. The line-of-credit is secured by all accounts receivable, inventories and equipment of the Company. The Company had no borrowings against the line as of June 30, 2001.

NOTE 5 -  NOTES RECEIVABLE


          Notes receivable consist of the following at June 30, 2001:

          Wesley Industries Inc.- collateralized note
          receivable due in quarterly payments of $35,000
          commencing June 1, 1998 including imputed
          interest at 6%, with a final payment of the
          remaining outstanding principal and imputed
          interest balance on March 1, 2003.                  $   231,245

          NHF - unsecured note receivable, due in
          monthly installments of $32,250 including
          interest at 8% through February 2002.               $   235,898

          Officers - Unsecured notes receivable, due
          in quarterly payments of $ 3,000 commencing
          September 30, 2000 including imputed interest
          at 6%, through 2007                                 $   107,677
                                                              -----------
                                                              $   574,820

          Less current portion                                $   373,910
                                                              -----------

                                                              $   200,910
                                                              ===========


          Maturities of notes receivable are as follows:

          Year ending June 30:

                       2002                                   $   373,910
                       2003                                       120,503
                       2004                                        19,589
                       2005                                        20,797
                       2006                                        22,080
                       2007                                        17,941
                                                              -----------

                                                              $   574,820
                                                              ===========

NOTE 6 -  DEFERRED SERVICE FEES

          In April 2001, the cleaning contract with New Haven Foundry, Inc, a subsidiary of Wesley Industries, was revised to reflect payments beginning April 1, 2002 through January 1, 2005. The cleaning contract was extended one year after the last payment in 2005, in consideration of restructuring the payments.


          The quarterly Service Fee payments payable under paragraph C of the Cleaning Contract through and including the January 1, 2002 payment shall be deferred to The following payment dates:


             SERVICE FEE                   DEFERRED
             PAYMENT DATE                PAYMENT DATE
             ------------                ------------

             July 1, 2000                July 1, 2003

             October 1, 2000             October 1, 2003

             January 1, 2001             January 1, 2004

             April 1, 2001               April 1, 2004

             July 1, 2001                July 1, 2004

             October 1, 2001             October 1, 2004

             January 1, 2002             January 1, 2005

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying consolidated financial statements for the six (6) months ended June 30, 2001.

     THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF MARGATE CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27a OF THE SECURITIES ACT OF 1993 AND SECTION 21e OF THE SECURITIES EXCHANGE ACT OF 1934. MARGATE'S ACTUAL RESULTS AND TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO, STRENGTH OF THE AUTOMOTIVE INDUSTRY, CHANGES IN AUTOMOBILE AND TRUCK PRODUCTION, STRONG COMPETITION, DEPENDENCE ON NHF AND ITS PRODUCTION LEVELS, ENVIRONMENTAL MATTERS, LABOR PROBLEMS, AND ABILITY TO DIVERSIFY AND FIND SUITABLE ACQUISITIONS.

GENERAL

     Margate performs finishing, cleaning and testing operations on grey iron castings for the automotive industry. Margate currently conducts its operations through its two wholly owned subsidiaries, Brown City Casting Corporation, doing business under the name Yale Industries, and Fort Atkinson Industries. These subsidiaries perform cleaning, grinding and testing of castings prior to shipment to end purchasers. Our primary customer is the New Haven Foundry ("NHF"), which produces castings for the automotive industry and other component manufacturers in the United States and Canada. Mr. Delbert Mullins, a Director, is also a director and principal shareholder of Wesley Industries, Inc. which owns NHF. Our customers for which we perform finishing operations include Waupaca Foundry, Inc., Navistar International, Aarowcast, Inc., and Brillion. Margate has benefited in recent years from the increased finishing and testing requirements on automotive suppliers, leading many of those suppliers to move their finishing operations from in-house to outside providers, such as Margate. However, with the current slowdown in the economy some foundries, such as Waupaca and Brillion, have decreased total production and stopped outsourcing some of their cleaning operations.
Also, because of the conversion of grey iron cylinder heads to aluminum NHF has drastically reduced its production. Because of continuing sales reductions at Fort Atkinson in Wisconsin we will cease operations effective August 31, 2001.

RECENT DEVELOPMENTS

     On June 12, 2001, Margate entered into a letter of intent with USA Teleport, Inc. ("USA Teleport") wherein USA Teleport will merge with and into a wholly owned subsidiary of Margate (the "Merger").

     It is management's belief that for Margate to remain a profitable enterprise, it must diversify and lessen its dependence on the automobile industry. As disclosed elsewhere, USA

Teleport provides for state of the art internet connections to Latin America. USA Teleport will be operated as a wholly-owned subsidiary of Margate. Upon the effective date of the Merger, existing USA Teleport shareholders will receive a total of 4,500,000 shares of Margate's common stock. The ownership of Margate's current shareholders will be increased to 4,500,000 shares so that the existing shareholders of Margate and USA Teleport will have equal ownership of Margate following the Merger. After the Merger, Margate's board of directors will include two directors from the current board of directors of the Company, two directors from the current board of directors of USA Teleport and three independent directors.

     The parties agreed to allow access to each other's principals, attorneys, accountants and other advisors for customary due diligence in connection with the negotiation of a definitive merger agreement. Either party has the ability to terminate the letter of intent upon written notice to the other party and the letter of intent will terminate automatically upon the execution of a definitive merger agreement, or, in the event a definitive merger agreement has been entered as of August 31, 2001.

     USA Teleport, a Miami-based telecommunications service provider, offers point-to-point Internet connections, compressed voice, data and wireless Internet solutions via satellite and fiber. Founded in 1997 by a group of Latin American telecommunications specialists, USA Teleport owns and operates ten earth stations in Florida, Argentina, Brazil, Peru, Paraguay and Venezuela. The earth stations receive and transmit voice, data and Internet connectivity throughout the Americas.

     In April 2001, Margate revised the cleaning contract with NHF. NHF is an affiliate by virtue of Mr. Delbert Mullins being a Director of Margate and a director and principal owner of NHF. The restructured contract was in consideration for payment of all amounts past due from NHF on the quarterly payments under the agreement and payment on a past due note and receivable. The cleaning contract was revised with payments being in April 1, 2002 through January 1, 2005 and extended one year after the last payment in 2005. The effect of the restructuring of the cleaning contract is to reduce quarterly cash flows until April 2002.

LIQUIDITY AND CAPITAL RESOURCES:

     Cash balances totaled $1,759,805 at June 30, 2001 compared to $1,099,083 at December 31, 2000. The increase in cash for the period is to be contrasted to a reduction in the accounts receivable of $468,000 due to the lump sum payment of amounts due by NHF and deferred service fees. During the period ended June 30, 2001, long-term debt decreased to $58,248 reflecting current payments during the period. Total assets decreased $303,153 at June 30, 2001, reflecting payment of taxes and depreciation charges. Total current liabilities likewise decreased reflecting the payment of taxes due.

     Margate assesses its liquidity in terms of overall ability to generate sufficient cash to support business needs and to fund growth. We rely primarily upon cash flow from operations and our line of credit to finance our operations.

     We have a facility line of credit of $1,300,000 for working capital requirements, with monthly interest payments at 1/2 below the prime rate currently 6.75% at June 30, 2001. This line of credit is collateralized by substantially all the assets of Margate including accounts receivable, inventories and equipment. The Company has no borrowing against this line as of June 30, 2001.

     We believe our cash flow from operations is sufficient to fund our current level of operations and our acquisition of USA Teleport.

RESULTS OF OPERATIONS

     The Company is reporting year-to-date pre-tax profit on operations of $39,439 for the six months ended June 30, 2001 as compared to a profit of $688,274 for the same period in 2000 and a loss of $20,290 compared to a profit of $355,051 for the three months ended June 30, 2001 as compared to June 30, 2000. Net sales for the period ended June 30, 2001 were approximately $3,873,766; which represents a decrease of 32.0% from 2000 sales through June 30, 2000 of $5,697,596. Management believes the decrease is directly attributable to the general economic slowdown in the automotive industry and the conversion of grey iron cylinder heads to aluminum.

     The cost of sales for the six months ended June 30, 2001 as a percentage of sales was 91.7% as compared to 78.8% for the same period in 2000. The major reason for the increase was the decrease in sales by 32.0% over the same period last year.

     Selling, General & Administrative Expenses for the six months ended June 30, 2001 as a percentage of sales was 12.6% as compared to 8.9% for the same period in 2000. Basically the Company's SG&A are fixed. For the six month period ended June 30, 2001 SG&A costs were $486,842 compared to $505,204 for the same period ended June 30, 2000.

EFFECTS OF CHANGES IN PRICES

     When possible, Margate attempts to adjust the selling prices of its services in response to increases in its costs of labor, raw materials and capital. However, the market served by Margate is highly competitive and that competition has limited our ability to increase overall prices.

     During 2000, 1999 and 1998 there were no significant changes in prices, however Margate has been successful in lowering its overall labor costs.

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

Item 5.   Other Information
          -----------------

               None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a) The following exhibits required by Item 601 of Regulation S-B are filed herewith:

               Exhibit No.    Description
               -----------    -----------

                 None

          (b) A report on Form 8-K was filed on June 20, 2001 reporting the letter of intent with Margate and USA Teleport under
               Item 5.

                               SIGNATURES
                               ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MARGATE INDUSTRIES, INC.



By: /s/ William H. Hopton
   ---------------------------------
        William H. Hopton

Date:     August 7, 2001