Form 10QSB/A
period 2001-03-31
MARGATE INDUSTRIES INC
filed 2001-09-19
CIK 761198

FORM 10-QSB/A1



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


                               FORM 10-QSB



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


          The notes to the financial statements are presented as permitted by Form 10-QSB and do not contain certain information included in the Company's annual financial statements.


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

FORWARD-LOOKING STATEMENTS MAY NOT PROVE ACCURATE
-------------------------------------------------


     When used in this Form 10-QSB, the words "anticipate", "estimate", "expect", "project", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that the Company's projected sales, revenues and contract negotiations are not realized. Should one or more of these uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.


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

          None

Item 4.   Submission of Matters to a Vote of Securities Holders
          -----------------------------------------------------

          None

Item 5.   Other Information
          -----------------


          The Company is filing this Form 10-QSB as an amendment to its Form 10-Q for the quarter ended March 31, 2001. The only material change contained in this report is that the Company is now filing as a small business issuer and as such, is filing on Form 10-QSB instead of Form 10-Q.


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


Date:     September 19, 2001