Form 10QSB/A
period 2001-06-30
MARGATE INDUSTRIES INC
filed 2001-09-19
CIK 761198

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

               None

Item 4.   Submission of Matters to a Vote of Securities Holders
          -----------------------------------------------------

               None

Item 5.   Other Information
          -----------------


               The Company is filing this Form 10-QSB as an amendment to its Form 10-Q for the quarter ended June 30, 2001. The only material change contained in this report is that the Company is now filing as a small business issuer and as such, is filing on Form 10-QSB instead of Form 10-Q.


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


Date:     September 19, 2001