Form 10QSB
period 2001-09-30
MARGATE INDUSTRIES INC
filed 2001-10-29
CIK 761198

FORM 10-QSB

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended       September 30, 2001
                                        ------------------------------

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

As of September 30, 2001, the Company had 1,879,542 shares of its $.015 Par Value Common Stock outstanding.

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


          Consolidated Income Statement. . . . . . . . . . . . . . . . .5


          Consolidated Statements of Changes in
            Stockholders' Equity . . . . . . . . . . . . . . . . . . . .6


          Consolidated Statements of Cash Flows. . . . . . . . . . . . .7


          Notes to Consolidated Financial
            Statements . . . . . . . . . . . . . . . . . . . . . . 8 - 11


Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . .12 - 14


PART II:  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . 15
-------   -----------------

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                                                          SEPTEMBER 30, 2001    DECEMBER 31, 2000
                                                          ------------------    -----------------
ASSETS                                                       (UNAUDITED)
------
CURRENT ASSETS

  Cash and cash equivalents                                   $  1,467,909        $  1,099,082
  Accounts receivable:
    Trade (net of allowance for doubtful accounts
      of $781,000 at September 30, 2001 and $81,000
      at December 31, 2000)                                        969,212           2,182,743
  Current portion of notes receivable                              441,567             509,132
  Inventories                                                       14,000              32,000
  Prepaid expenses and other                                       104,483              75,112
  Prepaid federal income taxes                                     230,000                   -
  Deferred tax asset                                                75,900               8,000
                                                              ------------        ------------
        Total Current Assets                                     3,303,071           3,906,069

PROPERTY, PLANT AND EQUIPMENT - At cost,
  net of accumulated depreciation and amortization
  of $2,385,174 and $2,333,824 at September 30, 2001
  and December 31, 2000, respectively                            2,586,758           3,530,156

OTHER ASSETS:
  Deferred Service Fees (Note 6)                                         -                   -
  Long-term notes receivable (Note 5)                              162,875             324,726
  Capitalized acquisition costs                                          -             149,911
  Deposits                                                               -              13,041
                                                              ------------        ------------
                                                                   162,875             487,678


        Total Assets                                          $  6,052,704        $  7,923,903
                                                              ============        ============


See Notes to Consolidated Financial Statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS (Continued)


                                                          SEPTEMBER 30, 2001    DECEMBER 31, 2000
                                                          ------------------    -----------------
                                                             (UNAUDITED)
LIABILITIES & STOCKHOLDER'S EQUITY
----------------------------------

CURRENT LIABILITIES

  Current portion of long-term debt                           $     41,363        $     43,720
  Current portion of capital lease obligations                           -               4,408
  Accounts payable:
    Trade                                                          106,739             280,672
    Other                                                                -              19,597
  Accrued expenses:
    Salaries & wages                                                78,819             106,941
    Income taxes                                                         -             259,300
    Other                                                          119,847              71,308
                                                              ------------        ------------

        Total Current Liabilities                                  346,768             785,946

LONG-TERM DEBT (Note 4)                                             46,816              80,771
DEFERRED TAX LIABILITIES                                                 -             236,800
OTHER POSTRETIREMENT BENEFITS                                      659,992             542,992

STOCKHOLDERS' EQUITY:
  Common stock - $.015 par value
    Authorized - 5,000,000
    Issued and outstanding -
      1,879,542 at September 30, 2001
      and December 31, 2000                                         28,193              28,193
  Paid- in for common stock in excess of par value               7,942,716           7,942,716
  Accumulated deficit                                           (2,971,781)         (1,693,515)
                                                              ------------        ------------
        Total Stockholders' Equity                               4,999,128           6,277,394

        Total Liabilities and Stockholders' Equity            $  6,052,704        $  7,923,903
                                                              ============        ============


See Notes to Consolidated Financial Statements

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED INCOME STATEMENTS
                               (unaudited)



                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                         SEPTEMBER 30,               SEPTEMBER 30,
                                      2001          2000          2001          2000
                                      ----          ----          ----          ----

NET SALES                          $  1,139,764  $  2,755,795  $  5,013,530  $  8,521,263

COST OF SALES                         1,257,373     2,346,617     4,808,067     6,835,662
                                   ------------  ------------  ------------  ------------

GROSS PROFIT (LOSS)                    (117,609)      409,178       205,463     1,685,601

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES               176,460       266,660       663,302       801,864
                                   ------------  ------------  ------------  ------------

OPERATING INCOME (LOSS)                (294,069)      142,518      (457,839)      883,737

OTHER INCOME (EXPENSE):
  Dividend and interest income            8,813        29,812        73,275       113,829
  Interest expense                       (4,996)       (1,859)       (7,762)      (10,014)
  Bad Debts - Service Fees (Note 6)    (700,000)            -      (700,000)            -
  Organizational Costs (Note 7)        (212,239)            -      (212,239)            -
  Loss on Disposal of fixed assets
    (Note 8)                           (645,647)            -      (645,647)            -
  Other                                  32,433        (2,026)      173,946       (92,961)
                                   ------------  ------------  ------------  ------------
TOTAL OTHER INCOME (EXPENSE)         (1,521,636)       25,927    (1,318,427)       10,854

INCOME (LOSS) FROM OPERATIONS
  BEFORE PROVISION FOR INCOME
  TAXES                              (1,815,705)      206,317    (1,776,266)      894,591

PROVISION FOR FEDERAL INCOME
  TAXES                                (511,000)       71,000      (498,000)      323,000

NET INCOME (LOSS)                  $ (1,304,705) $    135,317  $ (1,278,266) $    571,591
                                   ============  ============  ============  ============

BASIC EARNINGS (LOS) PER
  COMMON SHARE                          ($0.694)       $0.073       ($0.680)       $0.339

WEIGHTED AVERAGE SHARES
  OUTSTANDING                         1,879,542     1,863,460     1,879,542     1,685,301

See Notes to Consolidated Financial Statements

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               (unaudited)


                                     NINE MONTHS ENDED SEPTEMBER 30, 2001
                                 Common Stock        Paid In For
                               ----------------      Common Stock
                              Number                 In Excess Of   Accumulated   Stockholders'
                            Of Shares     Amount      Par Value       Deficit        Equity
                            ---------     ------      ---------       -------        ------

Balance - January 1, 2001   1,879,542   $    28,193  $ 7,942,716    $(1,693,515)   $ 6,277,394

Net income (loss)                   -             -            -     (1,278,266)    (1,278,266)
                            ---------   -----------  -----------    -----------    -----------

Balance -
 September 30, 2001         1,879,542   $    28,193  $ 7,942,716    $(2,971,781)   $ 4,999,128
                            =========   ===========  ===========    ===========    ===========



                                     NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 Common Stock        Paid In For
                               ----------------      Common Stock
                              Number                 In Excess Of   Accumulated   Stockholders'
                            Of Shares     Amount      Par Value       Deficit        Equity
                            ---------     ------      ---------       -------        ------

Balance - January 1, 2000   1,597,280   $    23,955  $ 7,523,252    $(1,443,987)   $ 6,103,220

Stock Dividend                    262             4          422           (426)             -

Cash Dividend @ $.50 per
 share                                                                 (944,507)

Stock Issued                  292,000         4,384      439,896                       444,280

Stock Reacquired              (10,000)         (150)     (20,854)                      (21,004)

Net income                          -             -            -        571,591        571,591
                            ---------   -----------  -----------    -----------    -----------

Balance -
 September 30, 2000         1,879,542   $    28,193  $ 7,942,716    $(1,817,329)   $ 6,153,580
                            =========   ===========  ===========    ===========    ===========

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (unaudited)


                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                 2001                2000
                                                                 ----                ----
INCREASE IN CASH AND CASH EQUIVALENTS:

OPERATING ACTIVITIES                                          $    176,125        $    424,833

INVESTING ACTIVITIES:

  Capital Acquisition Costs                                        (22,743)                  -
  Purchase of plant and equipment                                        -            (160,149)
  Proceeds from sale of equipment                                   26,749               7,800
  Collections from notes receivables - Net                         229,416             109,918
                                                              ------------        ------------
Net cash provided by (used in) investing activities                233,422             (42,431)

FINANCING ACTIVITIES:

  Repayments - line of credit (net)                                 (4,408)           (167,000)
  Proceeds from issuance of common stock                                 -             444,280
  Repurchase of common stock                                             -             (21,004)
  Payment of cash dividend                                               -            (944,507)
  Principal payments under long-term obligations                   (36,312)            (50,288)
                                                              ------------        ------------
Net cash used in financing activities                              (40,720)           (738,519)

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                 368,827            (356,117)

CASH AND CASH EQUIVALENTS - Beginning                            1,099,082           1,620,120
                                                              ------------        ------------

CASH AND CASH EQUIVALENTS - Ending                            $  1,467,909        $  1,264,003
                                                              ============        ============

See Notes to Consolidated Financial Statements

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES

          The consolidated Balance Sheet as of September 30, 2001 and the related Consolidated Statements of Income, Changes in Stockholders' Equity, and Cash Flows for the nine months ended September 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments consisting of solely recurring adjustments necessary for a fair presentation of such interim financial statements have been included. The results of operations for the nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the whole year.

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

NOTE 3 -  STATEMENTS OF CASH FLOWS

          A reconciliation of net income to net cash flows provided by operating activities is as follows:

                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                    (UNAUDITED)
                                                              2001                2000
                                                              ----                ----
          Net income (loss)                                $(1,278,266)        $    571,591
          Adjustments to reconcile net income to
            net cash from operating activities:
              Depreciation and amortization                    271,002              291,435
              Amortization/Write-off of capital
               acquisition fees                                172,654                   -
              Loss (gain) on sale of assets                    645,647               (4,620)
              Changes in assets and liabilities:
                Accounts receivable                          1,213,531             (726,284)
                Deferred tax asset                             (67,900)                  -
                Inventories                                     18,000               10,000
                Prepaid expenses and other                     (29,371)             (93,966)
                Prepaid federal income taxes                  (230,000)                  -
                Deposits                                        13,041                   -
                Accounts payable                              (193,530)              65,407
                Accrued salaries and wages                     (28,122)              45,339
                Accrued federal income tax                    (259,300)              40,348
                Other postretirement benefits                  117,000               78,000
                Deferred tax liability                        (236,800)                  -
                Other accrued liabilities                       48,539              147,583
                                                           ------------        ------------

              Net cash provided by operating activities    $    176,125        $    424,833

NOTE 4 -  NOTES PAYABLE

          Notes payable consist of the following at September 30, 2001:

          Note payable Ft. Atkinson, due in monthly
          installments of $3,992, including interest
          at 4% through July 2003                               88,179

          Less current portion                                 414,363
                                                           -----------

          Long-term portion                                     46,816

          Maturities of notes payable obligations are as follows:

          Year ending September 30:

              2002                                         $    41,363
              2003                                              46,816
              2004                                                   -
                                                           -----------
                                                           $    88,179
                                                           ===========


          The Company maintains a bank line-of credit of $1,300,000 for working capital requirements. The applicable interest rate is at 1/2% below the prime lending rate, currently 6.75% at September 30, 2001. The line-of-credit is secured by all accounts receivable, inventories and equipment of the Company. The Company had no borrowings against the line as of September 30, 2001.

NOTE 5 -  NOTES RECEIVABLE

          Notes receivable consist of the following at September 30, 2001:

          Wesley Industries Inc.- collateralized
          note receivable due in quarterly payments
          of $35,000 commencing June 1, 1998 including
          imputed interest at 6%, with a final payment
          of the remaining outstanding principal and
          imputed interest balance on March 1, 2003.       $   231,245

          NHF - unsecured note receivable, due in
          monthly installments of $32,250 including
          interest at 8% through February 2002.            $   174,339

          Officers - Unsecured notes receivable, due
          in quarterly payments of $ 3,000 commencing
          September 30, 2000 including imputed interest
          at 6%, through 2007                              $    98,858

          USA Teleport - Secured by 30,000 shares of
          stock, due in one lump sum of $100,000 in
          six (6) months (March 31, 2002) at the
          then existing prime interest rate                $   100,000
                                                           -----------

          Total Notes Receivable                           $   604,442

          Less current portion                             $   441,567
                                                           -----------

          Long-term portion                                $   162,875
                                                           ===========


          Maturities of notes receivable are as follows:

          Year ending September 30:

                        2002                               $   441,567
                        2003                                    87,255
                        2004                                    19,884
                        2005                                    21,111
                        2006                                    22,413
                        2007                                    12,212
                                                           -----------

                                                           $   604,442
                                                           ===========

NOTE 6 -  DEFERRED SERVICE FEES

          In April 2001, the cleaning contract with New Haven Foundry, Inc, a subsidiary of Wesley Industries was revised.

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

          Due to current economic conditions in the auto industry and the conversion in demand from grey iron to aluminum cylinder heads, New Haven Foundry has experienced a decline in sales. As a result of these trends, the Company feels it is unlikely that the above scheduled payments will be received. Accordingly, fees in the amount of $700,000 have been written off as an expense in the current period. Efforts to receive these funds will continue, and it should be noted that the amount due the Company as a note receivable from NHF is expected to be received in accordance with this separate contract (Note 5).

NOTE 7 -  ORGANIZATIONAL COSTS

          As previously reported to the public, the Company has terminated negotiations for a proposed merger with USA Teleport, Inc. The costs listed are the Company's cost expended in the due diligent efforts related to this proposed transaction.

NOTE 8 -  PLAN CLOSURE

          Due to the continued economic recession, particularly in the auto industry, the Company closed the facility at Ft. Atkinson. This plant accounted for approximately 25% of the Company's overall revenue.

          As a result of this plant closure, fixed assets were sold or written-off, resulting in a recognized loss of $645,647.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying consolidated financial statements for the nine (9) months ended
September 30, 2001.

     THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF MARGATE CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27a OF THE SECURITIES ACT OF 1933 AND SECTION 21e OF THE SECURITIES EXCHANGE ACT OF 1934. MARGATE'S ACTUAL RESULTS AND TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO, STRENGTH OF THE AUTOMOTIVE INDUSTRY, CHANGES IN AUTOMOBILE AND TRUCK PRODUCTION, STRONG COMPETITION, DEPENDENCE ON NHF AND ITS PRODUCTION LEVELS, ENVIRONMENTAL MATTERS, LABOR PROBLEMS, AND ABILITY TO DIVERSIFY AND FIND SUITABLE ACQUISITIONS. IN ADDITION, THE WORDS "BELIEVE," "MAY," "WILL," "ESTIMATE," "CONTINUE," "ANTICIPATE," "INTEND," "EXPECT," AND SIMILAR EXPRESSIONS, AS THEY RELATE TO MARGATE, MARGATE'S BUSINESS OR MARGATE'S MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS.

GENERAL

     Margate performs finishing, cleaning and testing operations on grey iron castings for the automotive industry. Margate currently conducts its operations through its wholly owned subsidiary, Brown City Casting Corporation, doing business under the name Yale Industries. Because of continued downturn in the economy the Company discontinued operations at Fort Atkinson on August 31, 2001. Yale performs cleaning, grinding and testing of castings prior to shipment to end purchasers. Yale's primary customer is the New Haven Foundry ("NHF"), which produces castings for the automotive industry and other component manufacturers in the United States and Canada. Mr. Delbert Mullins, a Director, is also a Director and principal shareholder of Wesley Industries, Inc., which owns NHF. Our customers for which we perform finishing operations include Waupaca Foundry, Inc., Navistar International, and Grede Foundries. Margate has benefited in recent years for the increased finishing and testing requirements on automotive suppliers, leading many of those suppliers to move their finishing operations from in-house to outside providers, such as Margate. However, with the current slowdown in the economy some foundries, such as Waupaca, have decreased total production and stopped outsourcing some of their cleaning operations. Also, because of the conversion of grey iron cylinder heads to aluminum NHF has drastically reduced its production.

RECENT DEVELOPMENTS

     As stated above, because of continued sales reductions at Fort Atkinson in Wisconsin the Company ceased operations effective August 31, 2001.

     On June 12, 2001, Margate entered into a letter of intent with USA Teleport, Inc. ("USA Teleport") wherein USA Teleport would merge, on a tax-free basis, with and into a wholly owned subsidiary of Margate formed for the purposes of the merger. In addition, Margate loaned USA Teleport $100,000 secured by shares of USA Teleport.

     Margate and USA Teleport agreed to automatically terminate the letter of intent if a definitive agreement could not be reached by September 30, 2001. (Previously August 31, but extended by mutual consent of both parties). Because an agreement was not reached by September 30, and given the current national economic conditions, Margate chose not to continue pursuing this merger.

     On October 24, 2001, Margate received notification that New Haven Foundry, a major customer, has laid-off its entire hourly workforce and ceased operations for an indefinite period of time. Margate believes the loss of this business will have a negative impact on our results over the short term. Margate will attempt to retain a portion of this business being contracted to other foundries. New Haven Foundry currently represents 67% of Margate's revenues through the first nine months of 2001.

LIQUIDITY AND CAPITAL RESOURCES:

     Cash balances totaled $1,467,909 at September 30, 2001 compared to $1,099,083 at December 31, 2000. The increase in cash for the period is to be contrasted to a reduction in the accounts receivable, $700,000 of which was due to the write-off of amounts due from NHF.

     Overall, total assets decreased approximately $1.9 million during the year, which was largely due to the write-off of fixed assets of approximately $646,000 and the write-off of acquisition costs of approximately $150,000 in conjunction with a decrease in accounts receivable of approximately $1.2 million.

     During the period ended September 30, 2001, long-term debt decreased by approximately $40,000, reflecting current payments paid during the period.

     Margate assesses its liquidity in terms of overall ability to generate sufficient cash to support business needs and to fund growth. We rely primarily upon cash flow from operations and our line of credit to finance our operations.

     Margate has a line of credit of $1,300,000 for working capital requirements, with monthly interest payments at 1/2 below the prime rate currently 6.75% at September 30, 2001. This line of credit is collateralized by substantially all assets of Margate including accounts receivable, inventories and equipment. The Company has no borrowing against this line as of September 30, 2001.

     Margate believes its cash flows from operations are sufficient to fund its current level of operations.

RESULTS OF OPERATIONS

     The Company is reporting a year-to-date pre-tax loss on operations of $1,776,266 for the nine months ended September 30, 2001, as compared to a profit of $894,591 for the same period in 2000, and a loss of $1,815,705 compared to a profit of $206,317 for the three months ended September 30, 2001 and 2000, respectively. Sales for the period ended September 30, 2001 were approximately $5,013,530, which represents a decrease of 41.2% from sales through September 30, 2000 of $8,521,263. Management believes the decrease is directly attributable to the general economic slowdown in the automotive industry and the automakers conversion of grey iron cylinder heads to aluminum.

     The cost of sales for the nine months ended September 30, 2001 as a percentage of sales was 95.9% as compared to 80.2% for the same period in 2000. The major reason for the increase was the decrease in sales of 41.2% over the same period last year.

     Selling, General & Administrative Expenses for the nine months ended September 30, 2001 as a percentage of sales was 13.2% as compared to 9.4% for the same period in 2000. Basically the Company's SG&A are fixed. For the nine month period ended September 30, 2001 SG&A costs were $663,302 compared to $801,864 for the same period ended September 30, 2000.

EFFECTS OF CHANGES IN PRICES

     When possible, Margate attempts to adjust the selling prices of its services in response to increases in its costs of labor, raw materials and capital. However, the market served by Margate is highly competitive and that competition has limited our ability to increase overall prices.

     During 2001, 2000 and 1999 there were no significant changes in prices.

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

               None.

Item 6.   Exhibits and Reports on Form 8-K

          --------------------------------

          (a) The following exhibits required by Item 601 of Regulation S-B are filed herewith:

               Exhibit No.    Description
               -----------    -----------

                 None

          (b) A report on Form 8-K was filed on October 1, 2001 reporting the termination of negotiations for a proposed merger between Margate and USA Teleport under Item 5.

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

Date: October 29, 2001