Form 10QSB/A
period 2001-09-30
MARGATE INDUSTRIES INC
filed 2001-11-05
CIK 761198

FORM 10-QSB/A


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


                              FORM 10-QSB/A



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

NOTE 4 -  NOTES PAYABLE

          Notes payable consist of the following at September 30, 2001:

          Note payable Ft. Atkinson, due in monthly
          installments of $3,992, including interest
          at 4% through July 2003                               88,179


          Less current portion                                  41,363

                                                           -----------

          Long-term portion                                     46,816

          Maturities of notes payable obligations are as follows:

          Year ending September 30:

              2002                                         $    41,363
              2003                                              46,816
              2004                                                   -
                                                           -----------
                                                           $    88,179
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


Date: November 5, 2001