Form 10-Q/A
period 2001-06-30
MARGATE INDUSTRIES INC
filed 2001-12-26
CIK 761198

FORM 10-Q/A2



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

               None

Item 4.   Submission of Matters to a Vote of Securities Holders
          -----------------------------------------------------

               None

Item 5.   Other Information
          -----------------


               The Company (in error) amended its Form 10-Q to a Form 10-QSB for the quarter ended June 30, 2001. This amendment is to re-file its Form 10-Q for the quarter ended June 30, 2001 and contains no material change for the previous form 10-Q for the period.


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


Date:     December 26, 2001