Form 10-Q/A
period 2001-09-30
MARGATE INDUSTRIES INC
filed 2001-12-26
CIK 761198

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

               None

Item 4.   Submission of Matters to a Vote of Securities Holders
          -----------------------------------------------------

               None

Item 5.   Other Information
          -----------------


               This amendment is being filed because the Company incorrectly filed under Form 10-QSB for the quarter ended September 30, 2001. There is no material change in the filing for the stated period.


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