Form 10-K405
period 2001-12-31
MARGATE INDUSTRIES INC
filed 2002-03-21
CIK 761198

=========================================================================

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                             _______________

                                FORM 10-K
                             _______________

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended:  December 31, 2001

                    Commission File Number:  0-13817
                             _______________
                        MARGATE INDUSTRIES, INC.
         (Exact Name of Registrant as specified in its Charter)

              DELAWARE                               84-8963939
   State or Other Jurisdiction of                  (IRS Employer
    Incorporation or Organization              Identification Number)

              129 NORTH MAIN STREET, YALE, MICHIGAN  48097
          (Address of Principal Executive Offices)   (Zip Code)

   Registrant's Telephone Number, including area code  (810) 387-4300


Securities registered pursuant to     Securities registered pursuant to
   Section 12(b) of the Act:             Section 12(g) of the Act:

             NONE                       COMMON STOCK, $.015 PAR VALUE
                                              (Title of Class)
                             _______________

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

At March 19, 2002, 1,879,542 shares of Common Stock, $.015 par value per share, were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant on that date was approximately $603,000.

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
                         Yes   X       No
                             -----        -----

Page 1 of 44 pages                      Exhibits are indexed on page 17.

                   DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement in connection with the Annual Meeting of Shareholders to be held June 19, 2002 (2002 Proxy Statement) are incorporated by reference into Part III.

=========================================================================

                        MARGATE INDUSTRIES, INC.
             ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR 2001

                            TABLE OF CONTENTS

PART I.

Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . .1
Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . .6
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .6
Item 4.   Submission of Matters to a Vote of Security Holders. . . . . .6

PART II.

Item 5.   Market Price And Dividends On The Company's Common Equity
          And Related Stockholder Matters. . . . . . . . . . . . . . . .6
Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . .8
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . . .8
Item 8.   Financial Statements and Supplementary Data. . . . . . . . . 13
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . 15

PART III.

Item 10.  Directors and Executive Officers of the Registrant . . . . . 16
Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . 16
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management . . . . . . . . . . . . . . . . . . . . . . . . . 16
Item 13.  Certain Relationships and Related Transactions . . . . . . . 16

PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . 17
     Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . 44

FINANCIAL STATEMENTS

     Reports of Independent Accountants. . . . . . . . . . . . . . .F-1
     Consolidated Financial Statements . . . . . . . . . . . . . F-2 - F-6
     Notes to Consolidated Financial Statements. . . . . . . . . F-7 - F-20

                       FORWARD-LOOKING STATEMENTS

STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K ABOUT OUR ANTICIPATED FINANCIAL RESULTS AND GROWTH, AS WELL AS ABOUT THE DEVELOPMENT OF OUR SERVICES AND OUR MARKETS, ARE FORWARD-LOOKING STATEMENTS THAT ARE BASED ON OUR CURRENT PLANS AND ASSUMPTIONS. IMPORTANT INFORMATION ABOUT THE BASIS FOR THESE PLANS AND ASSUMPTIONS AND CERTAIN FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THESE STATEMENTS IS DISCUSSED IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" BEGINNING ON PAGE 8 BELOW, AND GENERALLY THROUGHOUT THIS REPORT.

                                 PART I

ITEM 1:  BUSINESS

                              INTRODUCTION

Margate Industries, Inc. (the "Company" or "Margate") was formed under the laws of the state of Delaware on April 4, 1984 and currently maintains its headquarters at Yale, Michigan. Margate performs finishing operations on iron castings for the foundry industry and machine shops in central Michigan. Margate's primary services include finishing, chipping and grinding, cleaning, shot blasting, final testing and painting of castings produced by our customers for the automotive industry and other component manufacturers in the United States and Canada. Margate has one wholly owned subsidiary, namely Brown City Casting Corporation, doing business as Yale Industries.

In recent years, the major automobile manufacturers have begun to require their suppliers to perform additional finishing work and water testing on the various castings and other automotive components prior to shipment to their plants for assembly. As a result, the major foundries are required to spend increased time and labor performing the additional finishing and water testing. Margate believes that it can provide the additional finishing work and testing on a more cost effective basis than the foundries that actually manufacture the castings thereby providing the foundries with a service, which is expensive for them to provide in-house. By concentrating our services on strictly cleaning, testing and painting it allows us to perform a valuable service to the foundries and at a lower cost per unit processed.

The Company has attempted in recent years to improve the quality of its finishing operations, efficiency in the cleaning process, and investments in new equipment and technology. Likewise, during the year 2002 an estimated $200,000 will be expended in capital improvements including the addition of a Powder Coating Paint System. As a result, the Company will be able to offer its customers additional services including an increase in the number of cylinder heads and other components cleaned, painted and tested.

Margate has received its ISO 9000 and QS 9000 industry certifications from Entela, Inc., a quality system registration company, which certifies Margate's policies and operations on a semi-annual basis. These certifications are essential to receive work from the major automotive companies and foundries as it signifies continuous, high quality standards in all phases of its operations and customer service.

During the fiscal year ended 2001, our major customer, New Haven Foundry, Inc. ("NHF") ceased business and closed its plant indefinitely. While NHF in the past represented 48% of Margate's revenue for the fiscal year ended 2000 and 57% for the fiscal year ended 2001, Margate believes that there still exists a significant opportunity for additional sales in its finishing operations from non-affiliated foundries and component manufacturers. Margate and its subsidiary will attempt to grow and diversify its services to a broader customer base.

                             MAJOR CUSTOMERS

Margate's customers are primarily associated with the automotive industry and other component manufacturing in the United States and Canada which require finishing, cleaning, testing, and painting of castings prior to their assembly into the end product. As discussed above, Margate's primary customer was NHF, which ceased operations in 2001, which will have a significant impact on our sales on an ongoing basis. During the year ended 2001, NHF accounted for 57% of Margate's sales totaling $3,240,638. Due to Margate's heavy reliance on NHF as its principal customer, management believes that the loss of this customer will have a material adverse effect on Margate. Management is actively seeking new customers and attempting to conduct additional services for our existing customers including powder coating painting operations. Our current customers for whom Margate performs finishing operations are: Waupaca Foundry, Inc.; Navistar International; Grede Foundries; and Dalton Corporation. Margate's Canadian customers include Eston Manufacturing and Standard Induction Castings.

Due to the loss of NHF's business, the loss of any of these customers would also have a material adverse effect on Margate's business. In addition, in recent years Margate has a limited customer base in foreign countries.

                          PRODUCTS AND SERVICES

Margate's primary services are utilized by the automotive industry and foundries which outsource the cleaning and testing of iron casting, such as engine blocks, prior to shipment to the manufacturer. Accordingly our primary operations consist of:

     *    Grinding and de-fining of all iron castings;
     * Shot blasting, using multiple spinner hanger & tumble blast machines;
     *    Brinell hardness testing; and
     *    Powder coating painting and operations.

Margate continues to evaluate new services which it can provide its clients, particularly in light of the loss of its major customer, NHF. For that reason, Margate added its painting operations during the fiscal year, which allows it to add on additional finishing operations.

                           SALES AND MARKETING

Due to the loss of NHF business the Company has commenced an aggressive marketing program to add new customers and provide additional services including powder coat painting operations. Margate currently has entered into a commission agreement with Casting Sales, Inc. to locate additional business. In addition, Mr. Kenneth Smrstik, a newly appointed director, is actively seeking out painting business in central Michigan. Mr. Smrstik is also in the process of developing a sales program to increase sales.

                               COMPETITION

Margate's domestic competition is limited primarily to other foundries who perform cleaning operations for the automobile industry. For the most part these foundries have higher labor costs and accordingly are willing to outsource some of their cleaning operations to smaller independent companies such as Margate. We believe the current downturn in the economy will result in less outsourcing of cleaning operations.

Internationally, Margate faces strong competition from companies with similar operations to its own, located in Europe, South America and Mexico. The most serious threat of competition is from state-of-the-art operations located in Mexico and Brazil. Margate's Brazilian competitors present a competitive threat because they receive subsidies from the Brazilian government, have labor cost advantages and very modern facilities. Margate's international competitors include, Linamar, Inc.; Ford Motor Company; and General Motors, Inc.

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

COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION AND LIABILITY ACT OF
1980.

CERCLA, also known as the Superfund Act, addresses cleanup of sites at which there has been or may be a release of hazardous substances into the environment. CERCLA assigns liability for costs of cleanup and damage to natural resources to any person who, currently or at the time of disposal of a hazardous substance, owned or operated any facility at which hazardous substances were deposited; to any person who by agreement or otherwise arranged for disposal or treatment, or arranged with a transporter for transport of hazardous substances owned or possessed by such person for disposal or treatment; and to any person who accepted hazardous substances for transport to disposal or treatment facilities or sites from which there is a release or threatened release of hazardous substances. CERCLA authorizes the Federal government either to clean up these sites itself or to order persons responsible for the situation to do so. CERCLA created a fund to be used by the Federal government to pay for the cleanup efforts. Where the Federal government expends money for remedial activities, it must seek reimbursement from the potentially responsible parties. Where the EPA performs remedial work with superfund dollars, it frequently sues potentially responsible parties for reimbursement under the "cost recovery" authority of Section 107 of CERCLA. The EPA may also issue an administrative order seeking to compel potentially responsible parties to perform remedial work with their own funds under the "abatement" authority of Section 106 of CERCLA. In lieu of instigating such actions, the EPA may also seek through negotiations to persuade such parties to perform and/or pay for any and all stages of remedial action at a site in discharge of their liabilities under CERCLA.

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

COMMUNITY DEVELOPMENT GRANT.

Margate agreed to administer the expenditure of $253,000, which the city of Yale, Michigan received as a community development block grant to perform an investigation to determine the extent of contamination at the Company's Yale plant site and to clean-up soil contamination left by the site's previous owners and operators. The Company had no responsibility or liability for any cleanup costs at its Yale, Michigan facility. As an inducement for the Company to locate its operations to Yale, it was granted "a covenant not to sue" from the state of Michigan. All funds for the study of the site and cleanup of the site were provided by a grant before the facility was to be occupied by the Company. The Michigan Department of Environmental Quality has since granted a closure letter that the site's environmental cleanup has been completed. The Company initially contributed $50,000 to the project which was rebated to the Company in the form of tax incentives. The Company has no continuing obligation for further cleanup at the plant or the surrounding property.

                                EMPLOYEES

As of December 31, 2001, Margate employed approximately 64 hourly employees and 20 salaried employees. None of its employees are represented by a union.

Salaried employees retiring from the Company are entitled to post-retirement health and life insurance benefits. The amount of these benefits is based on years of credited service and the age of the employee at retirement. In addition, the Company maintains a 401K plan covering all employees and matches 25% (maximum 2% of each employee's contribution)

ITEM 2:  PROPERTIES

Margate's facility consists of its one operating subsidiary, Yale Industries. Yale Industries' facility consists of a plant and corporate offices located in Yale, Michigan, totaling approximately 70,000 square feet. As discussed above, the plant site was given to Margate as a block grant in consideration of Margate administering the expenditure of $253,000 for the investigation and cleanup of environmental contamination at the plant site. Margate believes the Yale facility is suitable for the present and future needs of this location.

Margate previously had a location in Fort Atkinson, Wisconsin. Margate closed this plant permanently during the fiscal year ended 2001.

ITEM 3:  LEGAL PROCEEDINGS

Margate knows of no pending or threatened legal proceeding to which it is or will be a party which, if successful, might result in a material adverse change in the business, properties, or financial condition of Margate or its subsidiary.

ITEM 4:  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

It is anticipated Margate will hold its Annual Meeting of Shareholders for the year 2002 in June 2002.


                                 PART II

ITEM 5: MARKET PRICE AND DIVIDENDS ON THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                       PRINCIPAL MARKET OR MARKETS

The Company's common stock is traded on the over-the-counter market and, commencing on January 28, 1987, has been listed on the National Association of Securities Dealers, Inc., Automated Quotation System ("NASDAQ") under the symbol, "CGUL." The following tables set forth the range for high and low bid quotations for the Company's common stock, as reported by NASDAQ for the periods indicated. These prices are believed to be representative of inter-dealer quotations, without retail markup, markdown or commissions, and may not represent actual transactions.

                                                        BID PRICE
                                                    HIGH          LOW
                                                   ------        -----

Calendar Year 2001
------------------
     Quarter ended March 31, 2001                   $2.47        $1.31
     Quarter ended June 30, 2001                    $2.75        $1.20
     Quarter ended September 30, 2001               $2.46        $0.79
     Quarter ended December 31, 2001                $1.46        $0.30

Calendar Year 2000
------------------
     Quarter ended March 31, 2000                   $9.50        $1.38
     Quarter ended June 30, 2000                    $5.94        $2.13
     Quarter ended September 30, 2000               $5.97        $3.91
     Quarter ended December 31, 2000                $4.78        $2.03

Calendar Year 1999
------------------
     Quarter ended March 31, 1999                   $1.91        $0.71
     Quarter ended July 30, 1999                    $2.02        $1.43
     Quarter ended September 30, 1999               $1.83        $1.58
     Quarter ended December 31, 1999                $1.97        $1.13

              APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

The approximate number of holders of record of the Company's common stock at March 9, 2001 was 399 directly and approximately 1,800 in broker's street name.

                                DIVIDENDS

The Company began paying quarterly dividends of $.00625 per share in August of 1991. Subsequently in August 1992, the Board of Directors increased the dividend to $.0075 and in August 1993, the quarterly dividend was increased to $.01 per share. On November 15, 1993 the quarterly dividend was increased to $.0125. On February 15, 1995 the quarterly dividend was increased to $.0150. On September 21, 1995 the quarterly dividend was suspended and will be decided at the Annual Meeting in June of each year if, or when, the Company will pay a dividend. On November 15, 1999 the Company paid a 5% stock dividend to shareholders of record as of December 15, 1999 and on July 11, 2000, the Company announced a special cash dividend of $0.50 per share on all outstanding shares of common stock for those shareholders of record on July 24, 2000, which was paid on August 25, 2000.

The Company does not anticipate the payment of any dividends during the upcoming fiscal year and will use any retained earnings for use in the Company's business. We intended to review our policy with respect to the payment of dividends from time to time; however, there can be no assurance that any dividends will be paid in the future.

ITEM 6:  SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data with respect to the Company.

(In Thousands, Except for Share Data)

                                         YEAR ENDED DECEMBER 31
                                      ----------------------------
                                   2001      2000      1999      1998
                                  ------    ------    ------    ------

Net sales                        $ 5,657   $10,757   $ 9,615   $ 9,628

Net income (loss)                $(2,396)  $   695   $   332   $ 1,971

Net income (loss) per
     common share                $ (1.28)  $   .40   $   .22   $   .30

Stock dividend declared
     per common share            $     0   $     0        5%   $     0

Dividends declared per
     common share                $     0   $  0.50   $     0   $     0

Total assets                     $ 4,732   $ 7,924   $ 7,896   $ 7,562

Long-term debt                   $    35   $    81   $   125   $   192

Stockholders' equity             $ 3,881   $ 6,277   $ 6,103   $ 5,716

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            FORWARD-LOOKING STATEMENTS MAY NOT PROVE ACCURATE

STATEMENTS MADE IN THIS REPORT WHICH ARE NOT BASED ON HISTORICAL FACTS ARE FORWARD-LOOKING AND, ACCORDINGLY, INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "MAY," "INTENDS," "ANTICIPATES," "PLANS," "ESTIMATES" AND ANALOGOUS OR SIMILAR EXPRESSIONS. ANY FORWARD-LOOKING STATEMENTS ARE INTENDED TO BE AS OF THE DATE ON WHICH SUCH STATEMENTS ARE MADE. IN CONNECTION WITH THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, WE ARE PROVIDING A NUMBER OF IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM PROVIDED FORWARD-LOOKING INFORMATION. THESE IMPORTANT FACTORS INCLUDE FUTURE ECONOMIC CONDITIONS IN THE REGIONAL AND NATIONAL MARKETS, STATE AND FEDERAL REGULATION, FINANCIAL MARKET CONDITIONS (INCLUDING, BUT NOT LIMITED TO, CHANGES IN INTEREST RATES), INFLATION RATES, INCREASED COMPETITION (INCLUDING, BUT NOT LIMITED TO, THE ENTRY OF NEW COMPETITORS), ABILITY TO CARRY OUT MARKETING AND SALES PLAN, ABILITY TO ACHIEVE PLANNING GOALS, ABILITY TO ENTER NEW MARKETS SUCCESSFULLY AND CAPITALIZE ON GROWTH OPPORTUNITIES, ADVERSE CHANGES IN APPLICABLE LAWS, REGULATIONS OR RULES GOVERNING THE AUTOMOTIVE

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

                            BUSINESS OVERVIEW

Margate performs finishing, cleaning testing, and painting operations on iron castings for the automotive industry and component manufactures. Margate currently conducts its operations through its one wholly owned subsidiary, Brown City Casting Corporation, doing business under the name Yale Industries. Margate had another subsidiary, Fort Atkinson Industries which permanently ceased operations during 2001. Yale performs cleaning, grinding, testing and painting of castings prior to shipment to end purchasers. Margate has benefited in recent years from the increased finishing and testing requirements of automotive suppliers, leading many of those suppliers to move their finishing operations to outside providers, such as Margate which can perform these services at a higher quality and at a lower cost.

                           RECENT DEVELOPMENTS

On October 2, 2000, Margate sent Notices of Default to Wesley Industries, Inc. ("Wesley") and New Haven Foundry, one of Margate's primary customers. The Notice of Default and Acceleration sent to Wesley stated that Wesley was in default under the terms of a Seller Note dated March 24, 1998, for failure to pay the quarterly principal payment of $35,000 due on September 1, 2000. As a result of the default, Margate accelerated the maturity of the Seller Note and, accordingly, the remaining balance of $420,000 was due and payable. Interest at a rate of 18% per annum was due from September 1, 2000, with respect to the quarterly principal payment due, and interest at a rate of 18% per annum was due and payable from October 2, 2000 on the entire principal balance of $420,000. The Notice of Default sent to NHF stated that NHF was in default under the terms of a Cleaning Contract dated March 24, 1998, for the failure to pay the quarterly service fees of $140,000 due on July 1, 2000 and October 1, 2000.

On April 10, 2001 and April 12, 2001, Margate received a payment from Wesley for all of the past due amounts on the quarterly payments with interest at 18%. Margate also received payments for another note which became past due and all past due accounts receivables over 45 days. The total cash received was approximately $900,000. The cleaning contract with NHF was revised with payments beginning April 1, 2002 through January 1, 2005 and the cleaning contract was extended one year after the last payment in 2005 in consideration of restructuring the payments.

On August 31, 2001, Margate permanently closed its operation in Fort Atkinson, Wisconsin due to a lack of business. The Company did not feel it could replace major customers who took their cleaning, grinding and testing back in house.

On October 24, 2001, Margate received notification that New Haven Foundry, a major customer, had laid-off its entire hourly workforce and ceased operations for an indefinite period of time. Margate believes the loss of this business will have a significant negative impact on our results of operation over the short term until we can find additional customers. In this regard, Margate will attempt to retain a portion of business being contracted to other foundries. New Haven Foundry represented 57% of Margate's revenues for the fiscal year ended December 31, 2001. NHF failed to meet its monthly payments pursuant to the extended contract described above. The Company is evaluating its options with regard to collecting the past due amounts from NHF.

On September 28, 2001, the Company announced that it had terminated negotiations for a proposed merger with USA Teleport, Inc. ("USA Teleport"), a Miami-based telecommunications firm providing broadband wireless and Internet solutions. The Company will not renew the letter of intent with USA Teleport which was entered into between the parties on June 12, 2001. The Company intends to take a one-time pre-tax write down of approximately $212,000 in 2001 for expenses related to the proposed transaction. The Company determined that the merger with USA Teleport would not provide long-term value to its shareholders and was not in its best interests of the shareholders or the Company.

On January 22, 2002, the Company's Board of Directors appointed Kenneth
R. Smrstik, age 59, to its Board of Directors. Mr. Smrstik fills a vacancy on the Board left by the recent death of Mr. Frederick Schriever, a long time member of the Company's Board. Mr. Smrstik has over twenty-five years of executive management and marketing/sales experience in the metals industry. His prior employment has emphasized corporate strategic planning and improvement programs. Mr. Smrstik will also serve on the Company's audit committee joining Mr. Denis LeDuc as the Company's two independent members of that committee.

                          RESULTS OF OPERATIONS

The following is an overview of our results of operations for the last three years (in thousands):

                                       Year Ended December 31
                                  -------------------------------
                                    2001        2000        1999

     Total sales . . . . . . . . .$ 5,657     $10,757     $ 9,615

     Cost of sales . . . . . . . .$ 5,558     $ 8,959     $ 8,568

     Selling, general and
      administrative expenses. . .$ 1,073     $ 1,065     $   813

     Dividend and interest
      income . . . . . . . . . . .$    77     $   147     $    72

     Other income (expense)
      excluding interest . . . . .$(2,562)    $   215     $     0

     Net income(loss). . . . . . .$(2,396)    $   695     $   332

YEAR ENDED DECEMBER 31, 2001 VS. YEAR ENDED DECEMBER 31, 2000

Sales decreased by $5,100,153 or 47.4% from December 31, 2000 to December 31, 2001. The Company's net income decreased by $3,091,506 over the prior year's net income of $695,402. Decreased net sales, caused by the recession in the Auto Industry, causing the closing of the Ft. Atkinson Plant and the loss of the company's major customer (NHF) were the major reasons for the loss.

Cost of sales as a percentage of sales was 98.3% for the year ending December 31, 2001 as compared to 83.3% for the year ending December 31, 2000. The major reason for the decrease was the reduction in sales.

Selling, General and Administrative expenses as a percentage of sales was 19.0% for the year ending December, 2001 as compared to 9.9% for the year ending December 31, 2000. The major reason for the increase is that these costs are in the most part fixed.

Interest income (net of interest expense) for the year ending December 31, 2001 decreased $70,904. The decrease is the result of decreased interest income from notes receivable from NHF and decrease bank rates paid on deposits.

Other Income excluding interest income for the year ending December 31, 2001 decreased by $2,776,401. The decrease was primarily the result of write-off of notes and receivables of $1,673,316 from NHF and its parent company; disposal of fixed assets with the closing of Fort Atkinson of $759,513; loss of investment in stock of $100,000, and write-off of acquisition costs of $212,224.

YEAR ENDED DECEMBER 31, 2000 VS. YEAR ENDED DECEMBER 31, 1999

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

Selling, General and Administrative expenses as a percentage of sales was 9.9% for the year ending December, 2000 as compared to 8.5% for the year ending December 31, 1999. The major reasons for the increases were higher accounting fees due to new requirements by the SEC which now require a quarterly review, and an increase in the cost of professional services and travel costs associated with obtaining new customers. In prior years, the Company utilized outside sales representatives to obtain new customers on a commission basis. The Company now utilizes its own salesperson who is responsible for monitoring existing customers and locating new business opportunities.

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

                     LIQUIDITY AND CAPITAL RESOURCES

The Company assesses its liquidity in terms of overall ability to generate sufficient cash to support business needs and to fund growth. The Company relies primarily upon cash flow from operations and lines of credit.

The current and quick ratios, which provide an indication of the Company's short-term assets in relation to its short-term obligations, for the comparable periods are as follows:

                                        2001           2000

     Working Capital                 $1,856,497     $3,120,123

     Current Ratio                    9.24 : 1       4.97 : 1

     Quick Assets (Cash, Securities
     and Receivables)                $1,256,056     $3,281,825

     Quick Ratio                      5.58 : 1       4.18 : 1

As noted by the above computations, the current ratio has increased from 4.97:1 to 9.24:1 and working capital has decreased by $1,263,626 for the period from December 31, 2000 to December 31, 2001. The quick ratio has increased from 4.18:1 to 5.58:1. The largest factor contributing to the decrease in working capital was the loss reported by the Company which was partially offset by refundable income tax versus income tax due in the prior year.

Trade receivables decreased by $1,750,979 from December 31, 2000 to December 31, 2001. The decrease was due primarily to decreased sales and the write-off of $560,768 in receivables from New Haven Foundry

The Company has a facility line of credit of $1,300,000, with monthly interest payments at 1/2 below the prime rate. This line of credit is collateralized by substantially all the assets of the Company. The Company's borrowings as of December 31, 2000 were $70,000.

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

During the fiscal years ended December 31, 2001, 2000 and 1999 there were no significant changes in prices due to the market factors discussed in the preceding paragraph.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Margate's business is subject to cyclical fluctuations based on general economic conditions, including interest rates, fuel costs, and inflation factors specific to the automobile industry. For example, a downturn in the economy or a rise in interest or fuel costs has the effect of decreasing the demand for automobiles and trucks. If consumer demand goes down for high price consumer items, the automotive industry will decrease production and will decrease their need for Margate's cleaning operations.

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

Historically, a small number of customers accounted for a substantial percentage of Margate's net revenues. This continues to be the case. In the fiscal year ended December 31, 2001, NHF, a former subsidiary of Margate, accounted for approximately 57% of Margate's total revenue. In October 2001, NHF ceased all of its operations because of a loss of its major customer, Daimler Chrysler Corporation. This was the major factor in the loss for Margate in 2001.

THE COST OF COMPLIANCE WITH ENVIRONMENTAL AND OTHER LAWS MAY BE
PROHIBITIVE.

Margate is subject to numerous laws and regulations that govern environmental issues, workplace safety, equal employment opportunities and other aspects of its business. Margate believes that it complies with the applicable environmental laws and regulations and is not aware of any outstanding violation or citations with respect to environmental matters at its operating facility. The Company's operations entail the continued risk of future noncompliance with environmental and other governmental regulations. The chief environmental issues for the Company's cleaning operation are air emissions and waste disposal. The cost of complying with various environmental regulations is likely to increase over time, and the cost of compliance may cause the Company to suffer losses or reduced levels of profitability.

MARGATE DEPENDS ON ITS KEY PERSONNEL TO MANAGE ITS BUSINESS, AND MAY BE UNPROFITABLE IF IT FAILS TO ATTRACT AND RETAIN EFFECTIVE MANAGERS.

Margate depends on certain key personnel, including William H. Hopton and David A. Widlak to manage the Company. However, Margate's ability to maintain its competitive position will depend on the Company's ability to retain key personnel and to attract and retain other highly qualified managerial and manufacturing personnel. Should Margate fail to recruit and retain such personnel, it may not be profitable.

MARGATE'S LABOR RELATIONS AND THOSE OF ITS MAJOR CUSTOMERS ARE IMPORTANT TO ITS BUSINESS SUCCESS.

Although Margate believes that its labor relations are good, attempts to unionize its operations and possible work stoppages may occur in the future. Any work stoppages would reduce Margate's revenues and ability to serve its customers. There can also be no assurance that labor problems at its customers, or a work stoppage, would not have a material adverse effect on Margate's financial condition and results of operations.

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to our directors and executive officers may be found in the sections appearing in our 2002 Proxy Statement. Such information is incorporated herein by reference.

ITEM 11:  EXECUTIVE COMPENSATION

Information with respect to our executive officers may be found in the sections appearing in our 2002 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership may be found in our 2002 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item may be found in our 2002 Proxy Statement. Such information is incorporated herein by reference.

                                 PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  DOCUMENTS FILED AS PART OF FORM 10-K
     1.   Financial Statements
          -    Independent Auditors' Report
          -    Consolidated Balance Sheet, December 31, 2001 and 2000
          - Consolidated Statement of Operations, Years ended December 31, 2001, 2000 and 1999
          - Consolidated Statement of Changes in Stockholders' Equity, Years ended December 31, 2001, 2000 and 1999
          - Consolidated Statement of Cash Flows, Years ended December 31, 2001, 2000 and 1999
          -    Notes to Consolidated Financial Statements

     2.   Financial Statement Schedules
          - Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

     3.   Exhibits
          None

(b)  REPORTS ON FORM 8-K

The Company filed an 8-K on October 1, 2001 reporting pursuant to Item 5.

(c)  EXHIBITS

None.

(d)  FINANCIAL STATEMENT SCHEDULES

None

                                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                                                                 ________

                                                 FINANCIAL STATEMENTS AND
                                             INDEPENDENT AUDITORS' REPORT
                                                                 ________

                                                        DECEMBER 31, 2001

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                                ________

                          FINANCIAL STATEMENTS
                                   AND
                      INDEPENDENT AUDITORS' REPORT
                                ________

                            DECEMBER 31, 2001

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

                      Independent Auditors' Report
                      ----------------------------


To the Board of Directors
Margate Industries, Inc. and Subsidiaries
Yale, Michigan


We have audited the accompanying consolidated balance sheet of MARGATE INDUSTRIES, INC. AND SUBSIDIARIES as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MARGATE INDUSTRIES, INC. AND SUBSIDIARIES at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years ended December 31, 2001, 2000 and 1999 in conformity with auditing standards generally accepted in the United States of America.




PERRIN, FORDREE & COMPANY, P.C.


Troy, Michigan
February 4, 2002

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET





                                 ASSETS
                                 ------

                                                                         DECEMBER 31,
                                                                 ----------------------------
                                                                    2001             2000
                                                                 -----------      -----------

CURRENT ASSETS:
  Cash and cash equivalents                                      $ 1,108,092      $ 1,099,082
  Accounts receivable:
    Trade (net of allowance for doubtful accounts
      of $206,000 in 2001 and $81,000 in 2000)                       147,964        1,898,943
    Other                                                                -            283,800
  Current portion of notes receivable                                    -            509,132
  Inventories                                                         29,416           32,000
  Prepaid expenses and other                                         103,100           75,112
  Refundable taxes                                                   660,970              -
  Deferred tax assets                                                 32,200            8,000
                                                                 -----------      -----------
          Total current assets                                     2,081,742        3,906,069

PROPERTY, PLANT AND EQUIPMENT - at cost,
  net of accumulated depreciation and
  amortization of $2,260,149 and $2,333,824 at
  December 31, 2001 and 2000, respectively                         2,420,777        3,530,156

OTHER ASSETS:
  Long-term notes receivable                                             -            324,726
  Capitalized acquisition costs                                          -            149,911
  Deposits                                                               -             13,041
  Deferred tax asset                                                 229,200              -
                                                                 -----------      -----------
                                                                     229,200          487,678


                                                                 $ 4,731,719      $ 7,923,903
                                                                 ===========      ===========


                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

                                                                         DECEMBER 31,
                                                                 ----------------------------
                                                                    2001             2000
                                                                 -----------      -----------

CURRENT LIABILITIES:
  Line-of-credit                                                 $    70,000      $       -
  Current portion of long- term debt                                  45,501           43,720
  Current portion of capital lease obligations                           -              4,408
  Accounts payable:
    Trade                                                             61,647          280,672
    Other                                                              8,739           19,597
  Accrued expenses:
    Salaries and wages                                                32,955          106,941
    Income taxes                                                         -            259,300
    Other                                                              6,403           71,308
                                                                 -----------      -----------
          Total current liabilities                                  225,245          785,946

LONG-TERM DEBT                                                        35,270           80,771

DEFERRED TAX LIABILITY                                                   -            236,800

OTHER POSTRETIREMENT BENEFITS                                        589,914          542,992

STOCKHOLDERS' EQUITY:
  Common stock - $.015 par value:
    Authorized - 5,000,000 shares
    Issued and outstanding - 1,879,542
      at December 31, 2001 and 2000                                   28,193           28,193
  Paid-in for common stock in excess of
    par value                                                      7,942,716        7,942,716
  Accumulated deficit                                             (4,089,619)      (1,693,515)
                                                                 -----------      -----------
                                                                   3,881,290        6,277,394
                                                                 -----------      -----------

                                                                 $ 4,731,719      $ 7,923,903
                                                                 ===========      ===========

The accompanying notes are an integral part of the financial statements.
                                   -2-

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF OPERATIONS
              YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                         2001           2000           1999
                                                       --------       --------       --------
NET SALES                                             $ 5,656,889    $10,757,042    $ 9,615,470

COST OF SALES                                           5,558,066      8,959,043      8,568,312
                                                      -----------    -----------    -----------

GROSS PROFIT                                               98,823      1,797,999      1,047,158

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                               1,072,460      1,065,076        813,439

RELATED PARTY SERVICES AND SALES
 COMMISSIONS                                                  -              -            1,966
                                                      -----------    -----------    -----------

OPERATING INCOME (LOSS)                                  (973,637)       732,923        231,753

OTHER INCOME (EXPENSE):
  Dividend and interest income                             81,613        156,902        103,643
  Interest expense                                         (5,082)        (9,467)       (31,445)
  Loss on write off of note receivable                   (343,201)           -              -
  Write off of management fees                           (839,500)           -              -
  Write off of accounts receivable                       (490,615)           -              -
  Write off of capitalized acquisition costs             (212,224)           -              -
  Loss on disposal of fixed assets                       (759,513)           -              -
  Loss on investment                                     (100,000)           -              -
  Other income                                            183,380        214,728        210,588
                                                      -----------    -----------    -----------
                                                       (2,485,142)       362,163        282,786
                                                      -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS
  BEFORE INCOME TAXES                                  (3,458,779)     1,095,086        514,539

PROVISION (BENEFIT) FOR FEDERAL
INCOME TAXES                                           (1,062,675)       399,684        182,700
                                                      -----------    -----------    -----------

NET INCOME (LOSS)                                     $(2,396,104)   $   695,402    $   331,839
                                                      ===========    ===========    ===========

BASIC EARNINGS (LOSS) PER SHARE:

NET INCOME (LOSS)                                     $     (1.28)   $       .40    $       .22
                                                      ===========    ===========    ===========



 The accompanying notes are an integral part of the financial statements
                                   -3-

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999




                               COMMON STOCK         PAID-IN FOR
                           --------------------     COMMON STOCK                    TOTAL
                           NUMBER OF                IN EXCESS OF   ACCUMULATED   STOCKHOLDERS'
                            SHARES      AMOUNT       PAR VALUE       DEFICIT        EQUITY
                           --------    --------     -----------     ---------      --------
Balance - December 31,
  1998                    1,489,214      22,338     7,345,038       (1,651,010)    5,716,366

Shares issued to directors   25,000         375        44,125              -          44,500

Shares issued for services    6,000          90        10,425              -          10,515

Stock dividend - 5%          77,328       1,156       124,086         (125,242)          -

Net income                      -           -             -            331,839       331,839
                         ----------   ---------    ----------      -----------    ----------
Balance - December 31,
  1999                    1,597,542      23,959     7,523,674       (1,444,413)    6,103,220

Shares reacquired           (10,000)       (150)      (20,854)             -         (21,004)

Stock options exercised     280,000       4,204       420,752              -         424,956

Stock issued for services    12,000         180        19,144              -          19,324

Dividends paid                  -           -             -           (944,504)     (944,504)

Net income                      -           -             -            659,402       695,402
                         ----------   ---------    ----------      -----------    ----------
Balance - December 31,
  2000                    1,879,542      28,193     7,942,716       (1,693,515)    6,277,394

Net loss                        -           -             -         (2,396,104)   (2,396,104)
                         ----------   ---------    ----------      -----------    ----------

Balance - December 31,
  2001                    1,879,542   $  28,193    $7,942,716      $(4,089,619)   $3,881,290
                         ==========   =========    ==========      ===========    ==========



The accompanying notes are an integral part of the financial statements.
                                   -4-

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CASH FLOWS
              YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



                                                         2001           2000           1999
                                                       --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                        $ 8,079,282    $ 9,917,972    $ 9,489,334
  Cash paid to suppliers and employees                 (8,291,125)    (9,521,359)    (8,758,215)
  Interest and dividends received                          83,013        169,312         98,404
  Interest paid                                            (5,228)       (10,467)       (32,104)
  Income taxes paid                                      (296,000)      (317,584)           -
                                                      -----------    -----------    -----------
          Net cash (to) from operating activities        (430,058)       237,874        797,419

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment                          26,749         11,801            -
  Payments received on notes receivable                   494,457        333,999         80,714
  Deposits refunded                                        13,041         21,792          4,967
  Purchase of investment                                 (100,000)           -              -
  Capitalized acquisition costs paid                          -         (149,911)           -
  Purchase of property, plant and equipment               (17,051)      (175,666)      (337,782)
                                                      -----------    -----------    -----------
          Net cash from (to) investing activities         417,196         42,015       (252,101)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock                                  -          (21,004)           -
  Issuance of common stock                                    -          444,280            -
  Dividend payments                                           -         (944,504)           -
  Net borrowings (repayments) on line-of-credit            70,000       (217,000)      (368,212)
  Principal payments under long-term
    obligations                                           (48,128)       (62,699)       (61,711)
                                                      -----------    -----------    -----------
          Net cash from (to) financing activities          21,872       (800,927)      (429,923)
                                                      -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                    9,010       (521,038)       115,395

CASH AND CASH EQUIVALENTS:
  BALANCE - beginning of year                           1,099,082      1,620,120      1,504,725
                                                      -----------    -----------    -----------

  BALANCE - end of year                               $ 1,108,092    $ 1,099,082    $ 1,620,120
                                                      ===========    ===========    ===========


 SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS
 -----------------------------------------------------------------------

ISSUANCE OF STOCK DIVIDEND                            $       -      $       -      $   124,816
                                                      ===========    ===========    ===========



The accompanying notes are an integral part of the financial statements.
                                   -5-

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
              YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999





   RECONCILIATION OF NET INCOME TO NET CASH FROM OPERATING ACTIVITIES
   ------------------------------------------------------------------



                                                         2001           2000           1999
                                                       --------       --------       --------
NET INCOME (LOSS)                                     $(2,396,104)   $   695,402    $   331,839
  Adjustments to reconcile net income (loss)
    to net cash from operating
    activities:
      Depreciation and amortization                       340,168        374,904        366,881
      (Gain) loss on disposal of property, plant
        and equipment                                     759,513         (6,392)           -
      Bad debt write-off                                1,673,316            -              -
      Loss on investment                                  100,000            -              -
      Deferred income tax provision                      (490,200)       (24,200)         8,000
      Provision for losses on accounts receivable         125,000         81,000            -
      Stock issued for directors fees
        and services                                          -              -           55,015
  Changes in assets and liabilities which
    (increase) decrease cash flows:
      Accounts receivable                                 573,097     (1,040,996)      (340,891)
      Inventories                                           2,584         10,000          1,000
      Prepaid expenses                                    124,690         (8,403)       (19,070)
      Accounts payable                                   (229,883)           559         87,404
      Accrued income tax                                 (920,270)       106,300        174,700
      Accrued expenses                                   (138,891)           (10)        91,334
      Accrued retiree health benefits                      46,922         49,710         41,207
                                                      -----------    -----------    -----------

NET CASH (TO) FROM OPERATING ACTIVITIES               $  (430,058)   $   237,874    $   797,419
                                                      ===========    ===========    ===========




The accompanying notes are an integral part of the financial statements.
                                   -6-

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 2001




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

          INVENTORIES
          -----------

          Inventories, consisting primarily of grinding wheels, are stated at the lower of cost or market, determined by the first-in, first-out (FIFO) method.

          PROPERTY, PLANT AND EQUIPMENT
          -----------------------------

          Property, plant and equipment are recorded at cost. Costs of maintenance and repairs that do not materially extend the life of the asset are charged to expense when incurred.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 2001





NOTE 1 -  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES -
          CONTINUED:

          PROPERTY, PLANT AND EQUIPMENT - CONTINUED
          -----------------------------------------

          Depreciation and amortization of plant and equipment is recorded using the straight-line method over the estimated useful lives of the assets. Depreciation and amortization expense totaled $340,168, $374,904 and $366,881 in 2001, 2000 and 1999, respectively. Estimated useful lives of assets in the various classes of property, plant and equipment are as follows:

          Buildings and improvements                             40 years
          Machinery and equipment                           10 - 12 years
          Furniture and fixtures                                 12 years
          Automobiles                                             5 years

          INCOME TAXES
          ------------

          Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statements and income tax purposes.

          The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Temporary differences giving rise to the deferred tax liabilities consist primarily of the excess of depreciation and amortization for tax purposes over the amount for financial reporting purposes. Differences giving rise to the deferred tax assets consist of net operating loss carryforwards, allowance for bad debt, accrued liabilities and alternative minimum tax credit carryforwards.

          REVENUE RECOGNITION
          -------------------

          Revenues derived from the cleaning of castings are recognized as services are provided.

          Sales commissions are recognized as revenue when earned.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 2001




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

          RECLASSIFICATIONS
          -----------------

          Certain amounts in 1999 have been reclassified to conform with the 2000 and 2001 financial statement presentation.


NOTE 2 -  PROPERTY, PLANT AND EQUIPMENT:

          Property, plant and equipment are summarized as follows as of December 31:

                                                              2001                2000
                                                            --------            --------
          Building and improvements                        $1,414,135          $1,780,495
          Machinery and equipment                           3,014,447           3,818,412
          Automotive equipment                                112,052             121,532
          Furniture and fixtures                              140,292             143,541
                                                           ----------          ----------
            Total cost                                      4,680,926           5,863,980
          Less accumulated depreciation and
            amortization                                    2,260,149           2,333,824
                                                           ----------          ----------

            Net property, plant and
              equipment                                    $2,420,777          $3,530,156
                                                           ==========          ==========

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO FINANCIAL STATEMENTS-CONTINUED
                            DECEMBER 31, 2001

NOTE 3 -  NOTES RECEIVABLE:

          Notes receivable - consisted of the following at December 31:

                                                              2001                2000
                                                            --------            --------

          Wesley Industries, Inc. - collateralized note
          receivable, as a result of the sale of 45% of
          New Haven Foundry non-interest bearing,
          due in monthly installments of $35,000 of
          principal payments through March 2003.
          (Net of discount at an effective interest
          rate of 6.0%). $231,245 of this note was
          was written off - refer to Note 15.              $      -            $  293,571

          NHF - unsecured note receivable, due in
          monthly installments of $32,250, including
          interest at 8%, through February 2002.  $111,956
          of this note was written off - refer to Note 15.        -               415,743

          Stockholders - unsecured notes receivable,
          due in quarterly installments of $3,000 each
          including interest at 6%, through June 2007
          These notes were received in full in 2001.              -               124,544
                                                           ----------          ----------
                                                                  -               833,858
          Less current portion                                    -               509,132
                                                           ----------          ----------

                                                           $      -            $  324,726
                                                           ==========          ==========

          Interest earned on these notes amounted to $36,343, $65,172 and $29,524 for the years ended December 31, 2001, 2000 and 1999 respectively.


NOTE 4 -  LINE-OF-CREDIT:

          The Company maintains a bank line-of-credit of $1,300,000 for working capital requirements which is renewable annually on May
          31. The interest rate on this line is at 1/2% below the bank's prime rate, and was 4.75% and 9.0% at December 31, 2001 and 2000, respectively. The line-of-credit is secured by all accounts receivable, inventories and equipment of the Company. The Company had borrowings against the line of $70,000 and $-0-at December 31, 2001 and 2000, respectively. The Company is required to maintain a working capital balance of at least $1,500,000 and maintain a ratio of its total liabilities to tangible net worth of at least .75 as covenants under this credit agreement. For the years ended December 31, 2001 and 2000, the Company was in compliance with its covenants.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 2001

NOTE 4 -  LINE-OF-CREDIT - CONTINUED:

          The Company also maintains a $350,000 equipment purchase line-of-credit. The interest rate is negotiated with each equipment purchase for a term up to 60 months. This line is secured by the same assets as the working capital line-of-credit.

NOTE 5 -  LONG-TERM DEBT:

          Long-term debt consists of the following at December 31:

                                                              2001                2000
                                                            --------            --------
          Note payable, due in monthly installments
          of $3,992, including interest at 4% through
          July 2003, collateralized by equipment.          $   80,771          $  124,491

          Less current portion                                 45,501              43,720
                                                           ----------          ----------

                                                           $   35,270          $   80,771
                                                           ==========          ==========

          Maturities of long term debt obligations are as follows:

          Year ending December 31:
            2002                                           $   45,501
            2003                                               35,270
                                                           ----------

                                                           $   80,771
                                                           ==========

NOTE 6 -  EARNINGS PER SHARE:

          In November 1998, the Company announced a reverse stock split, effectively reducing the number of shares outstanding by one-third and increasing the par value from $0.005 to $.015 per share of common stock. The weighted average number of shares, total shares outstanding and earnings per share have been adjusted for 1998. Earnings per share (EPS) for the years ended December 31, 2001, 1999 and 1998 are computed as follows:

                                                                                      PER-SHARE
                                                       INCOME         SHARES           AMOUNT
                                                       ------         ------           ------
          December 31, 1999 -
          Net income                                 $   331,839      1,512,670      $      .22
                                                     ===========     ==========      ==========

          December 31, 2000 -
          Net income                                 $   695,402      1,758,316      $      .40
                                                     ===========     ==========      ==========

          December 31, 2001 -
          Net loss                                   $(2,396,104)     1,879,542      $    (1.28)
                                                     ===========     ==========      ==========

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 2001


NOTE 6 -  EARNINGS PER SHARE - CONTINUED:

          For the year ended December 31, 1999, options on 280,000 shares of common stock were not included in computing diluted EPS because their effect was antidilutive.


NOTE 7 -  FAIR VALUE OF FINANCIAL INSTRUMENTS:

          The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are as follows at December 31, 2001 and 2000.

          The carrying values of cash and equivalents approximate fair values. The notes receivable in 2000 bear interest at a rate that approximates prime rate, and therefore, the carrying values of these notes approximate fair value.

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


NOTE 8 -  INCOME TAXES:

          As of December 31, 2001 and 2000, the components of deferred income taxes consisted of the following:

                                                              2001                2000
                                                            --------            --------
          Current deferred taxes:
            Gross assets                                   $  32,200           $  14,100
            Gross liabilities                                    -                (6,100)
                                                           ---------           ---------
              Net current deferred tax assets                 32,200               8,000

          Noncurrent deferred taxes:
            Gross assets                                     549,900             210,100
            Gross liabilities                               (320,700)           (446,900)
                                                           ---------           ---------
              Net noncurrent deferred tax
                assets (liabilities)                         229,200            (236,800)
                                                           ---------           ---------

          Total deferred tax assets (liabilities)          $ 261,400           $(228,800)
                                                           =========           =========

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 2001




NOTE 8 -  INCOME TAXES - CONTINUED:

          Deferred income taxes, included in the accompanying balance sheet, result from temporary differences related to the following items which are treated differently for financial reporting and tax reporting purposes.

                                                              2001                2000
                                                            --------            --------
          Depreciation and amortization                    $(320,700)          $(438,700)
          Installment gain on the sale of NHF                    -               (14,300)
          Net operating loss carryforward                    279,300                 -
          Other postretirement benefits                      200,600             184,600
          Allowance for doubtful accounts                     70,000              25,500
          AMT taxes paid                                      21,000                 -
          Accrued vacation                                    11,200              14,100
                                                           ---------           ---------

              Total                                        $ 261,400           $(228,800)
                                                           =========           =========

          The components of the provision for income taxes are as follows for the years ended December 31:

                                             2001           2000           1999
                                            ------         ------         ------

          Current tax expense (benefit)   $  (572,475)   $   423,884    $   203,600
          Deferred tax expense               (490,200)       (24,200)         8,000
          Capital and operating loss
            carryforwards                         -              -          (28,900)
                                          -----------    -----------    -----------

          Provision for income taxes      $(1,062,675)   $   399,684    $   182,700
                                          ===========    ===========    ===========

          A reconciliation of the statutory tax rate to the effective tax rates recorded as follows:

                                              2001         2000         1999
                                             ------       ------       ------

          Statutory rate                      (34)%          34%          34%
          Recognition of capital and operating
            loss carryforward                   -             -           (4)
          AMT taxes                            (2)            -            -
          Non-deductible capital losses         5             -            -
          Penalties                             -             1            3
          Other                                 -             1            3
                                              -----        -----        -----

          Effective rate                      (31)%          36%          36%
                                              =====        =====        =====

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 2001


NOTE 8 -  INCOME TAXES - CONTINUED:

          The Company has available at December 31, 2001, unused operating loss carryforwards in the amount of approximately $848,000 which may be applied against future taxable income, that expire December 31, 2021, and $263,000 of capital loss carryforwards which expire December 31, 2006.

          The Company also has available at December 31, 2001, alternative minimum tax credits in the amount of $21,000 which may be applied against future tax liabilities. These credits have no expiration date.


NOTE 9 -  STOCK OPTIONS:

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

          The fair value of each option granted is estimated on the grant date using the Black Scholes Model. The following assumptions were used in estimating fair value:

            Assumption                                         Fixed Plan
            ----------                                         ----------

            Dividend yield                                          -   %
            Risk-free interest rate                                 5.57%
            Expected life                                         5 years
            Expected volatility                                       20%

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
                                                                 ========

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 2001




NOTE 9 -  STOCK OPTIONS - CONTINUED:


                                   2001                     2000                    1999
                            -------------------      --------------------    --------------------
                                       EXERCISE                  EXERCISE                EXERCISE
                            NUMBER      PRICE        NUMBER       PRICE      NUMBER       PRICE
                            ------     -------       ------      -------     ------      -------

Stock options outstanding
  at the beginning of the
  year                          -     $    -         280,000     $ 1.625         -      $    -

Stock options granted           -          -             -           -       280,000       1.625

Stock options exercised         -          -        (280,000)      1.625         -           -

Stock options outstanding
  at the end of the year        -     $    -             -       $   -       280,000    $  1.625
                           ========   ========      ========     =======    ========    ========

  Weighted average fair value
  of options granted                                                                    $    .50
                                                                                        ========

At December 31, 2001 and 2000, there were no outstanding stock options.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 2001



NOTE 10 - LEASE COMMITMENTS:

          The Company leases the building for the Fort Atkinson subsidiary under an operating lease agreement that expires in December, 2005. This lease requires the Company to pay all maintenance and insurance expenses. The Company also leases certain vehicles under two or three year agreements.

          Minimum payments under these leases are as follows:

          Year ending December 31:
            2002                                    $163,075
            2003                                     155,096
            2004                                     153,750
            2005                                     153,750
                                                    --------

                                                    $625,671
                                                    ========

          Rental expense in 2001, 2000 and 1999, was approximately $182,257 $177,064 and $170,328, respectively.


NOTE 11 - OTHER POSTRETIREMENT BENEFITS:

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

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 2001


NOTE 11 - OTHER POSTRETIREMENT BENEFITS - CONTINUED:

          The following table sets forth the Plan's funded status as of December 31, 2001 and 2000:

                                                              2001                2000
                                                            --------            --------

          Accumulated postretirement benefit
            obligation:
              Fully-eligible active Plan
                participants                               $ 178,531           $ 181,010
              Fully-eligible retirees                         85,535
              Other active Plan participants                 286,223             278,040
                                                           ---------           ---------

          Accrued postretirement benefit
            obligation in excess of Plan assets              550,289             459,050
          Unrecognized net gain (loss)                       (47,767)             (8,912)
          Unrecognized prior service costs
            from Plan amendment                               87,392              92,854
                                                           ---------           ---------

          Accrued postretirement benefit cost              $ 589,914           $ 542,992
                                                           =========           =========

          The Company's postretirement healthcare and life insurance plan is unfunded as the Company provides benefits on a pay as incurred basis. The cash benefits paid under this Plan were $7,086 and $-0- for 2001 and 2000, respectively.

          Net periodic postretirement benefit costs included the following components for the years ended December 31, 2001 and 2000:

                                                              2001                2000
                                                            --------            --------
          Service cost - benefits earned                   $  26,315           $  28,697
          Interest cost                                       32,885              26,463
          Amortization of net gain (loss)                        270                  12
          Amortization of prior service costs                 (5,462)             (5,462)
                                                           ---------           ---------
          Net periodic other postretirement
            benefit cost                                   $  54,008           $  49,710
                                                           =========           =========

          For measurement purposes, a 5.9% and 6.25% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2001 and 2000, respectively. The rate was assumed to drop to 4.5% by 2005 and remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed healthcare cost trend rate by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 2001 and 2000 by $131,315 and $112,185, respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the years then ended by $16,457 and $15,500, respectively.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 2001


NOTE 11 - OTHER POSTRETIREMENT BENEFITS - CONTINUED:

          The discount rate used in determining the accumulated postretirement benefit obligation was 6.5% as of December 31, 2001 and 2000.


NOTE 12 - EMPLOYEE BENEFIT PLANS:

          The Company maintains a 401(k) plan covering all employees that satisfy the Plan's eligibility requirements. The Company is required to match 25% (maximum 2%) of each employee's contribution, not to exceed 8% of the participant's compensation. The employer's contribution, including administrative expenses, for the years ended December 31, 2001, 2000 and 1999 was $33,560, $32,938 and $29,543, respectively.

          The Company also maintains a Defined Contribution Plan covering substantially all employees that satisfy the Plan's eligibility requirements. Under the provisions of the Plan, Margate is required to make an annual contribution of 5% of each participant's eligible compensation. Plan contributions for the years ended December 31, 2001, 2000 and 1999, were $82,321, $65,154, and $49,867, respectively.


NOTE 13 - CONCENTRATIONS OF CREDIT RISK:

          The Company has cash deposits in financial institutions in excess of the amount insured by agencies of the federal government in the approximate amounts  of  $1,089,420  and
          $1,033,174  for   the   years ended December 31, 2001 and 2000
          respectively.

          The Company performs grinding and blasting services. Credit is granted to certain customers, which is made up of entirely commercial establishments. The Company performs periodic credit evaluations of customers' financial condition and generally does not require collateral. Amounts due from one customer represented approximately -0-% and 67% of trade accounts receivable as of December 31, 2001 and 2000, respectively.

          The Company's customers include several foundries which account for a significant percentage of sales volume as follows:

                                    2001       2000       1999
                                    ----       ----       ----

          New Haven Foundry          57%        48%        60%
          Waupaca                     6%        19%         -
          Arrowcast                  18%        13%         9%
          Brillion                    -         12%         3%
          Navistar                   13%         7%         8%

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 2001




NOTE 14 - PLANT CLOSING - FT. ATKINSON FACILITY:

          In August 2001, the Company ceased operations at the Ft
          Atkinson, WI facility. The work previously performed at that location was move to the Yale, Michigan facility. All equipment was disposed of resulting in a loss of $759,513.


NOTE 15 - LOSS OF MAJOR CUSTOMER:

          The Company's largest customer, New Haven Foundry (NHF) ceased operations in October 2001. The sales to NHF for the past three years were $3,240,638, $5,200,111 and $5,733,668. The outstanding accounts receivable balances for this customer were $-0-, $1,266,212 and $1,226,700 for the years ended December 31, 2001, 2000 and 1999, respectively. The Company wrote off $560,768 of accounts receivable and $111,956 of notes receivable from this customer in 2001.

          The Parent Company of NHF also defaulted on the management fee and note receivable owed to Margate Industries. The NHF Parent owed $839,500 in management fees and $231,245 on a note receivable that were written off in 2001. Annual management fees of $560,000 were recorded for the years ended December 31, 2001, 2000 and 1999.


NOTE 16 - ALLOWANCE FOR DOUBTFUL ACCOUNTS:

          The changes in the allowance for doubtful accounts are as follows:

                                             2001           2000           1999
                                            ------         ------         ------
          Balance Jan 1,                  $    81,000    $       -      $       -
          Charged to costs and
            expenses                        1,033,816         81,000            -
          Deductions                         (908,816)           -              -
                                          -----------    -----------    -----------

          Balance Dec 31,                 $   206,000    $    81,000    $       -
                                          ===========    ===========    ===========

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            DECEMBER 31, 2001




NOTE 17 - TERMINATION OF MERGER:

          In March 2000, the Company initiated a merger with USA Teleport Inc. (formerly C-Spectra, Inc.,), a telecommunications company. The Company terminated negotiations in September 2001. Costs of $212,224 including costs of $149,911 incurred in the year 2000, related to this potential merger were written off in 2001.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of March 2002.

                                   MARGATE INDUSTRIES, INC.

                                   By: /s/ William H. Hopton
                                      ---------------------------------
                                      William H. Hopton
                                      Chief Financial Officer, President
                                      and Treasurer

                            POWER OF ATTORNEY

We, the undersigned officers and directors of Margate Industries, Inc., hereby severally constitute William H. Hopton and David A. Widlak, and each of them singly, our true and lawful attorney's with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below any and all subsequent amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below.

     Signature                             Title                        Date
     ---------                             -----                        ----
/s/ William H. Hopton         President, Chief Financial Officer,     March 20, 2002
---------------------------   Treasurer and Director
William H. Hopton


/s/ David A. Widlak           Secretary and Director                  March 20, 2002
---------------------------
David A. Widlak

/s/ Kenneth Smrstik           Director                                March 20, 2002
---------------------------
Kenneth Smrstik

/s/ Denis R. LeDuc            Director                                March 20, 2002
---------------------------
Dennis R. LeDuc