Form 10QSB
period 2002-03-31
MARGATE INDUSTRIES INC
filed 2002-05-07
CIK 761198

FORM 10-QSB

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended      March 31, 2002
                                          -------------------------

                                   OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

       For the transition period from ____________ to ____________


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


As of March 31, 2002, the Company had 1,879,542 shares of its $.015 Par Value Common Stock outstanding.

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


          Consolidated Income Statement. . . . . . . . . . . . . . . . .5


          Consolidated Statements of Changes in
            Stockholders' Equity . . . . . . . . . . . . . . . . . . . .6


          Consolidated Statements of Cash Flows. . . . . . . . . . . . .7


          Notes to Consolidated Financial
            Statements . . . . . . . . . . . . . . . . . . . . . . 8 - 10


Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . . . 11


PART II:  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . 13
-------   -----------------

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS



                                                             MARCH 31, 2002     DECEMBER 31, 2001
                                                            --------------      -----------------
ASSETS                                                        (UNAUDITED)
------

CURRENT ASSETS

  Cash and cash equivalents                                   $    679,063        $  1,108,092
  Accounts receivable:
    Trade (net of allowance for doubtful accounts
      of $206,000 at March 31, 2002 and $206,000
      at December 31, 2001)                                        268,850             147,964
  Inventories                                                       35,916              29,416
  Prepaid expenses and other                                       167,401             103,100
  Refundable taxes                                                 606,929             660,970
  Deferred tax asset                                                98,700              32,200
                                                              ------------        ------------
        Total Current Assets                                     1,856,859           2,081,742


PROPERTY, PLANT AND EQUIPMENT - At cost,
  net of accumulated depreciation and amortization
  of $2,337,294 and $2,260,149 at March 31, 2002
  and December 31, 2001, respectively                            2,323,632           2,420,777

OTHER ASSETS:
  Deferred tax asset                                               383,100             229,200
                                                              ------------        ------------
                                                                   383,100             229,200


        Total Assets                                          $  4,563,591        $  4,731,719
                                                              ============        ============

See Notes to Consolidated Financial Statements.

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS (Continued)




                                                             MARCH 31, 2002      DECEMBER 31, 2001
                                                             --------------      -----------------
                                                              (UNAUDITED)
LIABILITIES & STOCKHOLDER'S EQUITY
----------------------------------

CURRENT LIABILITIES

  Line-of-credit                                              $    370,000        $     70,000
  Current portion of long-term debt                                 42,197              45,501
  Accounts payable:
    Trade                                                           29,118              61,647
    Other                                                                -               8,739
  Accrued expenses:
    Salaries & wages                                                25,426              32,955
    Other                                                           32,993               6,403
                                                              ------------        ------------
        Total Current Liabilities                                  499,734             225,245

LONG-TERM DEBT (Note 4)                                             23,608              35,270
OTHER POSTRETIREMENT BENEFITS                                      589,914             589,914

STOCKHOLDERS' EQUITY:
  Common stock - $.015 par value
    Authorized - 5,000,000
    Issued and outstanding -
      1,879,542 at March 31, 2002
      and December 31, 2001                                         28,193              28,193
  Paid-in for common stock in excess of par value                7,942,716           7,942,716
  Accumulated deficit                                           (4,520,574)         (4,089,619)
                                                              ------------        ------------
        Total Stockholders' Equity                               3,450,335           3,881,290

        Total Liabilities and Stockholders' Equity            $  4,563,591        $  4,731,719
                                                              ============        ============

See Notes to Consolidated Financial Statements

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED INCOME STATEMENTS
                               (unaudited)




                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  2002                2001

NET SALES                                                     $    295,248        $  2,111,090

COST OF SALES                                                      765,797           1,912,404
                                                              ------------        ------------

GROSS PROFIT (LOSS)                                               (470,549)            198,686

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                          176,467             241,261
                                                              ------------        ------------


OPERATING INCOME (LOSS)                                           (647,016)            (42,575)

OTHER INCOME (EXPENSE):
  Dividend and interest income                                       3,410              24,465
  Interest expense                                                  (5,503)             (1,491)
  Other                                                                  -              79,330
                                                              ------------        ------------
TOTAL OTHER INCOME (EXPENSE)                                        (2,093)            102,304

INCOME (LOSS) FROM OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES                                      (649,109)             59,729


PROVISION FOR FEDERAL INCOME TAXES                                (218,154)             21,000

NET INCOME (LOSS)                                             $   (430,955)       $     38,729
                                                              ============        ============

BASIC EARNINGS PER COMMON SHARE                               $     (0.229)       $      0.021

WEIGHTED AVERAGE SHARES
  OUTSTANDING                                                    1,879,542           1,879,542


See Notes to Consolidated Financial Statements

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               (unaudited)


                                           THREE MONTHS ENDED MARCH 31, 2002
                                 Common Stock        Paid In For
                               ----------------      Common Stock
                              Number                 In Excess Of   Accumulated   Stockholders'
                            Of Shares     Amount      Par Value       Deficit        Equity
                            ---------     ------      ---------       -------        ------

Balance - January 1, 2002   1,879,542   $    28,193  $ 7,942,716    $(4,089,619)   $ 3,881,290


Net income (loss)                   -             -            -       (430,955)      (430,955)
                            ---------   -----------  -----------    -----------    -----------

Balance - March 31, 2002    1,879,542   $    28,193  $ 7,942,716    $(4,520,574)   $ 3,450,335
                            =========   ===========  ===========    ===========    ===========

                                           THREE MONTHS ENDED MARCH 31, 2001
                                 Common Stock        Paid In For
                               ----------------      Common Stock
                              Number                 In Excess Of   Accumulated   Stockholders'
                            Of Shares     Amount      Par Value       Deficit        Equity
                            ---------     ------      ---------       -------        ------

Balance - January 1, 2001   1,597,280   $    28,193  $ 7,942,716    $(1,693,515)   $ 6,277,394


Net income                          -             -            -         38,729         38,729
                            ---------   -----------  -----------    -----------    -----------

Balance - March 31, 2001    1,597,280   $    28,193  $ 7,942,716    $(1,654,786)   $ 6,316,123
                            =========   ===========  ===========    ===========    ===========

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (unaudited)



                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                 2002                2001
                                                              ------------------------------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS:

OPERATING ACTIVITIES                                          $   (734,063)       $   (377,290)


INVESTING ACTIVITIES:


  Proceeds from sale of equipment                                   20,000                   -
  Collections from notes receivables - Net                               -              37,785
                                                              ------------        ------------
Net cash provided by investing activities                           20,000              37,785


FINANCING ACTIVITIES:


  Advances - line of credit (net)                                  300,000                   -
  Principal payments under long-term obligations                   (14,966)            (10,105)
                                                              ------------        ------------
Net cash used in financing activities                              285,034             (10,105)


NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                (429,029)           (349,610)


CASH AND CASH EQUIVALENTS - Beginning                            1,108,092           1,099,082
                                                              ------------        ------------

CASH AND CASH EQUIVALENTS - Ending                            $    679,063        $    749,472
                                                              ============        ============


See Notes to Consolidated Financial Statements

                MARGATE INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  SIGNIFICANT ACCOUNTING POLICIES
          The consolidated Balance Sheet as of March 31, 2002 and the related Consolidated Statements of Income, Changes in Stockholders' Equity, and Cash Flows for the three months ended March 31, 2002 and 2001 are unaudited. In the opinion of management, all adjustments consisting of solely recurring adjustments necessary for a fair presentation of such interim financial statements have been included. The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the whole year.

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


NOTE 3 -  STATEMENTS OF CASH FLOWS
          A reconciliation of net income to net cash flows provided by operating activities is as follows:

                                                                      March 31,
                                                                     (Unaudited)
                                                              2002                2001
                                                            --------            --------
          Net income (loss)                                $   (430,955)       $     38,729
          Adjustments to reconcile net income to
            net cash from operating activities:
              Depreciation and amortization                      77,145             104,145
              Changes in assets and liabilities:
                Accounts receivable                            (120,886)           (173,871)
                Deferred tax asset                             (220,400)                  -
                Inventories                                      (6,500)                  -
                Prepaid expenses and other                      (64,301)              5,982
                Prepaid federal income taxes                     54,041                   -
                Accounts payable                                (41,268)            (97,365)
                Accrued salaries and wages                       (7,529)            (34,964)
                Accrued federal income tax                            -            (254,000)
                Other postretirement benefits                         -              39,000
                Other accrued liabilities                        26,590              (4,946)
                                                           ------------        ------------

          Net cash provided by operating activities        $   (734,063)       $   (377,290)
                                                           ============        ============

NOTE 4 -  NOTES PAYABLE
          Notes payable consist of the following at March 31, 2001:


          Note payable Ft. Atkinson, due in monthly
          installments of $3,992, including interest
          at 4% through July 2003                               65,805

          Less current portion                                  42,197
                                                           -----------

          Long-term portion                                $    23,608


          Maturities of notes payable obligations are as follows:

          Year ending March 31:

               2002                                        $    42,197
               2003                                             23,608
               2004                                                  -
                                                           -----------
                                                           $    65,805
                                                           ===========


          The Company maintains a bank line-of credit of $1,300,000 for working capital requirements. The applicable interest rate is at 1/2% below the prime lending rate, currently 4.75% at March 31, 2002. The line-of-credit is secured by all accounts receivable, inventories and equipment of the Company. The Company had borrowings of $370,000 against the line as of March 31, 2002. In May 2002, the line-of-credit will expire and will likely be replaced by accounts receivable borrowing at a percentage of available receivables.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying consolidated financial statements for the three (3) months ended
March 31, 2002.

     The following discussion of the Financial Condition and Results of Operations of Margate contains forward-looking statements within the meaning of Section 27a of the Securities Act of 1993 and Section 21e of the Securities Exchange Act of 1934. Margate's actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, strength of the automotive industry, changes in automobile and truck production, strong competition, environmental matters, labor problems, and its ability to diversify and find suitable acquisitions.

GENERAL

     Margate's primary services include finishing, chipping and grinding, cleaning, shot blasting, final testing and painting of iron castings produced by our customers for the automotive industry and other component manufacturers in the United States and Canada. Margate has one wholly owned subsidiary, namely Brown City Casting Corporation, doing business as Yale Industries.

RECENT DEVELOPMENTS

     On August 31, 2001, Margate permanently closed its operation in Fort Atkinson, Wisconsin due to a lack of business. The Company did not feel it could replace major customers who took their cleaning, grinding and testing back in house.

     On October 24, 2001, Margate received notification that New Haven Foundry, a major customer, which accounted for approximately 57% of all of Margate's revenues in 2001, had laid-off its entire workforce and ceased operations for an indefinite period of time. It is now evident that this is a permanent closing. Margate believes the loss of this business will have a significant negative impact on our results of operations over the short term until we can find additional customers.

LIQUIDITY AND CAPITAL RESOURCES

     Cash balances totaled $679,000 at March 31, 2002 compared to $1,108,092 at December 31, 2001.

     Overall, total assets decreased approximately $168,128 during the year, which was largely due to the decrease in cash of approximately $ 429,029. The decrease in cash was the direct result of operating at a loss for the first quarter.

     During the period ended March 31, 2002, long-term debt decreased to approximately $23,608, reflecting current payments made during the period.

     Margate assesses its liquidity in terms of its overall ability to generate sufficient cash to support business needs and to fund growth. We rely primarily upon cash flow from operations and our line of credit to finance our operations.

     Margate has a line of credit of $1,300,000 for working capital requirements, with monthly interest payments at 1/2 below the prime rate currently 4.75% at March 31, 2002. This line of credit is collateralized by substantially all assets of Margate including accounts receivable, inventories and equipment. The Company has borrowings of $370,000 against this line as of March 31, 2002. In May 2002 the line of credit expires and will likely be replaced by accounts receivable borrowing at a percentage of available receivables.

     Margate believes its cash reserves, tax refund, and cash flows from operations are sufficient to fund its current level of operations until additional customers can be secured to replace the loss of sales from the closing of Margate's largest customer, New Haven Foundry in October 2001.

RESULTS OF OPERATIONS

     The Company is reporting a year-to-date pre-tax loss on operations of $649,109 for the three months ended March 31, 2002, as compared to a profit of $59,729 for the same period in 2001. Sales for the period ended March 31, 2002 were approximately $295,248, which represents a decrease of 86.0% from sales through March 31, 2001 of $2,111,090. The decrease is directly attributable to the general economic slowdown in the automotive industry and the loss of the Company's major customer (New Haven Foundry), which closed its doors in October 2001.

     The cost of sales for the three months ended March 31, 2002 as a percentage of sales was 259.4% as compared to 90.6% for the same period in 2001. The major reason for the increase was the decrease in sales of 86.0% over the same period last year.

     Selling, General & Administrative Expenses for the three months ended March 31, 2002 as a percentage of sales was 59.8% as compared to 11.4% for the same period in 2001. Basically the Company's Selling, General and Administrative expenses are fixed. For the three-month period ended March 31, 2002 Selling, General and Administrative expenses were $176,467 compared to $241,261 for the same period ended March 31, 2001.

EFFECT OF CHANGES IN PRICES

     When possible, Margate attempts to adjust the selling prices of its services in response to increases in its costs of labor, raw materials and capital. However, the market served by Margate is highly competitive and that competition has limited our ability to increase overall prices.

     During 2002, 2001, and 2000 there were no significant changes in prices.

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

MARGATE INDUSTRIES, INC.



By: /s/ William H. Hopton
William H. Hopton

Date:     May 6, 2002